Form 10-Q
period 2019-03-31
Crucial Innovations, Corp.
filed 2019-04-11
CIK 1766016

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-229638

CRUCIAL INNOVATIONS, CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5999 (Primary Standard Industrial Classification Number)	EIN 98-1446012 (IRS Employer Identification Number)

Xibahe Beili 25

Beijing, China 100096

+17024259229

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X] Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the exchange act. [  ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No [ X ]

At March 31, 2019, the number of shares of the Registrant’s common stock outstanding was 1,600,000.

1 | Page

2 | Page

CRUCIAL INNOVATIONS, CORP.

BALANCE SHEET

	March 31, 2019	December 31, 2018
ASSETS

Related Party Trust Account	500	500
Total current assets	-	-
Developed website, net	14,000	14,000
Total Assets	$14,500	$14,500
LIABILITIES

Accounts Payable	$ 14,000	$14,000
Accounts Payable - Related party	12,500	8,750
Director loan	8,133	773
Accrued Expenses	1,500	5,000
Total current liabilities	36,133	28,523
Common stock, $0.0001 par value, 75,000,000 shares authorized;
1,600,000 shares issued and outstanding	160	160
Additional paid-in-capital	490	490
Accumulated deficit	(22,283)	(14,673)
Total Stockholders’ Equity	(21,633)	(14,023)

Total Liabilities and Stockholders’ Equity	$14,500	$14,500

The accompanying notes are an integral part of these financial statements.

3 | Page

CRUCIAL INNOVATIONS, CORP.

STATEMENT OF OPERATIONS

	For the three months ended March 31, 2019	For the three months ended March 31, 2018

Revenue	-	-

General and administrative expenses	7,610	923

Net income (loss) from operations	(7,610)	(923)
Income (Loss) before taxes	(7,610)	(923)

Provision for taxes
	-	-
Net income (loss)	(7,610)	(923)

Loss per common share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,600,000	1,500,000

The accompanying notes are an integral part of these financial statements.

4 | Page

CRUCIAL INNOVATIONS, CORP.

STATEMENT OF STOCKHOLDER EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, February 28, 2018	-	$-	$-	$-	$-

Shares issued for compensation at $0.0001 per share	1,500,000	150	-	-	150
Shares issued at $0.005 per share	100,000	10	490		500

Net loss for the year ended December 31, 2018	-	-	-	(14,673)	(14,673)

Balance, December 31, 2018	1,600,000	$160	$490	$(14,673)	$(14,023)

Net loss for the quarter ended March 31, 2019	-	-	-	(7,610)	(7,610)

Balance, March 31, 2019	1,600,000	$160	$490	$(22,283)	$(21,633)

The accompanying notes are an integral part of these financial statements.

5 | Page

CRUCIAL INNOVATIONS, CORP.

STATEMENT OF CASH FLOWS

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Operating Activities
Net income (loss)	$(7,610)	$(923)
Accrued Expenses	(3,500)	-
Accounts Payable – Related party as per consulting agreement	3,750	-
Net cash provided operating activities	$(7,360)	$(923)

Financing Activities
Director loan	$7,360	$773

Capital Stock	-	150
Net cash provided by financing activities	$7,360	$923

Net increase in cash and equivalents	-	0
Cash and equivalents at beginning of the period	500	-
Cash and equivalents at end of the period	500	0

The accompanying notes are an integral part of these financial statements.

6 | Page

CRUCIAL INNOVATIONS, CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Crucial Innovations, Corp. (referred as the “Company”, “we”, “our”) was incorporated in the State of Nevada and established on February 28, 2018. We are a development-stage company formed to commence operations related to the teaching of English.

Our office is located at Xibahe Beili 25, Beijing, China 100096

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $22,283 at March 31, 2019, a net loss of $7,610 for the period ended March 31, 2019. The Company has a cash balance of $500 at March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations.  Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company’s year-end is December 31.

Development Stage Company

The Company is a development stage company as defined in ASC 915 “Development Stage Entities.”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

The Company has elected to adopt application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities

7 | Page

at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  The Company entered a Trust Agreement with the director and set up Related Party Trust Account for holding funds in relation to issuing shares for stock consideration of $500.

The Company has $500 cash as of March 31, 2019.

Property, Plant and Equipment

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. The estimated useful lives as follows:

Capitalized software development 3 years

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income. We evaluate the recoverability of our long-lived assets whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable. An impairment loss is recognized in the event the carrying value of the assets exceeds the future undiscounted cash flows attributable to such assets.

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

8 | Page

As of December 31, 2018, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 4 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment

December 31, 2018
Website Development	$ 14,000
Amortization	-
Equipment and furniture, net	$ 14,000

Amortization expense for the quarter ended March 31, 2019 was immaterial.

Initial phases of design and development of the website have been completed and placed in service.

Note 5 – LOAN FROM DIRECTOR

As of March 31, 2019, the Company owed $8,133 to the Company’s sole director, Reinis Kosins for the Company’s working capital purposes.  The amount is outstanding and payable upon request.

Note 6- TRUST ACCOUNT

The Company is utilizing a trust account in RMB currency; it fluctuates immaterial amounts each day and is converted to USD for reporting currency on financial statements. The foreign currency exchange difference is immaterial to these financial statements.

Note 7 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On March 2, 2018 the Company issued 1,500,000 shares of common stock to a director for services rendered estimated to be $150 at $0.0001 per share.

On September 20, 2018 the Company issued 100,000 shares of common stock to a shareholder for $500 at $0.005 per share.

There were 1,600,000 shares of common stock issued and outstanding as of March 31, 2019.

Note 8 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Reinis Kosins, has agreed to provide his own premise under office needs. He will not take any fee for these premises, it is for free use.

Note 9 – INCOME TAXES

9 | Page

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets.

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

March 31, 2019

Tax benefit (expenses) at U.S. statutory rate	$(4,679)
Change in valuation allowance	4,679
Tax benefit (expenses), net	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

March 31, 2019

Net operating loss	$1,598
Valuation allowance	(1,598)
Deferred tax assets, net	$-

 The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

March 31, 2019

Balance-Beginning	$-
Increase/(Decrease) in Valuation allowance	3,081
Balance-Ending	$3,081

The Company has accumulated approximately $22,283 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to March 31, 2019 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

10 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of Operations for Three Months Ended March 31, 2019 and 2018

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the three and nine months ended March 31, 2019 are summarized as follows:

Three Months Ended March 31, 2019
Revenue	-
General and administrative	(7,610)
Total Operating Expenses	$(7,610)

11 | Page

Liquidity and Financial Condition

Working Capital

	At March 31, 2019	At December 31, 2018
Current assets	$14,500	14,500
Current liabilities	(36,133)	(28,523)
Working capital (deficit)	$(21,633)	(14,023)

Our total current assets as of March 31, 2019 and December 31, 2018 were $14,500.  Our total current liabilities as of March 31, 2019 were $36,133 as compared to total current liabilities of $28,523 as of December 31, 2018. The increase in current liabilities was attributed to accounts payable and director loan.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our December 31, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

12 | Page

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

13 | Page

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crucial Innovations, Corp.
Dated: April 11, 2019	By: /s/ Reinis Kosins Reinis Kosins, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

14 | Page