Form 10-Q
period 2019-06-30
Crucial Innovations, Corp.
filed 2019-07-22
CIK 1766016

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes [ ]  No [ X ]

At July 19, 2019 the number of shares of the Registrant’s common stock outstanding was 2,071,002.

1 | Page

2 | Page

CRUCIAL INNOVATIONS, CORP.

BALANCE SHEET

	June 30, 2019	December 31, 2018
ASSETS

Related Party Trust Account	1,950	500
Escrow account	12,075	-
Total current assets	14,025	500
Developed website, net	13,349	14,000
Total Assets	$ 27,374	$ 14,500
LIABILITIES

Accounts Payable	$ 14,000	$ 14,000
Accounts Payable - Related party	16,250	8,750
Director loan	9,863	773
Accrued Expenses	1,500	5,000
Total current liabilities	41,613	28,523
Common stock, $0.0001 par value, 75,000,000 shares authorized;
2,071,002 and 1,600,000 shares issued and outstanding respectively;	207	160
Additional paid-in-capital	14,573	490
Accumulated deficit	(29,019)	(14,673)
Total Stockholders’ Equity	(14,239)	(14,023)

Total Liabilities and Stockholders’ Equity	$ 27,374	$ 14,500

The accompanying notes are an integral part of these financial statements.

3 | Page

CRUCIAL INNOVATIONS, CORP.

STATEMENT OF OPERATIONS

	For the three months ended June 30, 2019	For the three months ended June 30, 2018	For the six months ended June 30, 2019	For the six months ended June 30, 2018

Revenue	-	-	-	-

General and administrative expenses	6,736	-	14,346	-

Net income (loss) from operations	(6,736)	-	(14,346)	-
Income (Loss) before taxes	(6,736)	-	(14,346)	-

Provision for taxes
	-	-	-	-
Net income (loss)	(6,736)	-	(14,346)	-

Loss per common share: Basic and Diluted	$ (0.00)	$ -	$ (0.00)	$ -

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,071,002	-	2,071,002	-

The accompanying notes are an integral part of these financial statements.

4 | Page

CRUCIAL INNOVATIONS, CORP.

STATEMENT OF STOCKHOLDER EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, February 28, 2018	-	$ -	$ -	$ -	$ -

Shares issued for compensation at $0.0001 per share	1,500,000	150	-	-	150
Shares issued at $0.005 per share	100,000	10	490		500

Net loss for the year ended December 31, 2018	-	-	-	(14,673)	(14,673)

Balance, December 31, 2018	1,600,000	$ 160	$ 490	$ (14,673)	$ (14,023)

Net loss for the quarter ended March 31, 2019	-	-	-	(7,610)	(7,610)

Balance, March 31, 2019	1,600,000	$ 160	$ 490	$ (22,283)	$ (21,633)

Shares issued at $0.03 per share	471,002	47	14,083	-	14,130

Net loss for the quarter ended June 30, 2019	-	-	-	$ (6,736)	$ (6,736)
Balance, June 30, 2019	2,071,002	$ 207	$ 14,573	$ (29,019)	$ (14,239)

The accompanying notes are an integral part of these financial statements.

5 | Page

CRUCIAL INNOVATIONS, CORP.

STATEMENT OF CASH FLOWS

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
Operating Activities
Net income (loss)	$ (14,346)	$ -
Accrued Expenses	(3,500)	-
Accumulated Depreciation	651	-
Net cash provided operating activities	$ (17,195)	$ -

Financing Activities
Director loan	$ 9,090	$ -
Accounts Payable – Related party	7,500	-
Capital Stock	14,130	-
Net cash provided by financing activities	$ 30,720	$ -

Net increase in cash and equivalents	13,525	-
Cash and equivalents at beginning of the period	500	-
Cash and equivalents at end of the period	14,025	-

The accompanying notes are an integral part of these financial statements.

6 | Page

CRUCIAL INNOVATIONS, CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

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

As reflected in the financial statements, the Company had an accumulated deficit of $29,019 at June 30, 2019, a net loss of $6,736 for the period ended June 30, 2019. The Company has a cash balance of $1,950 at June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates

7 | Page

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  The Company entered a Trust Agreement with the director and set up Related Party Trust Account for holding funds in relation to issuing shares for stock consideration of $1,950.  The Company opened an Escrow account with an attorney to hold funds in relation to issuing shares for stock consideration of $12,075

The Company has $14,025 cash as of June 30, 2019.

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

8 | Page

common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

As of June 30, 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Note 4 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment

June 30, 2019
Website Development	$ 14,000
Amortization	(651)
Equipment and furniture, net	$ 13,349

Amortization expense for the quarter ended June 30, 2019 was immaterial.

Initial phases of design and development of the website have been completed and placed in service.

Note 5 – LOAN FROM DIRECTOR

As of June 30, 2019, the Company owed $9,863 to the Company’s sole director, Reinis Kosins for the Company’s working capital purposes.  The amount is outstanding and payable upon request.

Note 6- TRUST ACCOUNT

The Company is utilizing a trust account in RMB currency; it fluctuates immaterial amounts each day and is converted to USD for reporting currency on financial statements. The foreign currency exchange difference is immaterial to these financial statements.

Note 7 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On March 2, 2018 the Company issued 1,500,000 shares of common stock to a director for services rendered estimated to be $150 at $0.0001 per share through a private placement.

On September 20, 2018 the Company issued 100,000 shares of common stock to a shareholder for $500 at $0.005 per share through a private placement.

In April, May and June, 2019 the Company issued 471,002 shares of common stock to 20 shareholders for $14,130 at $0.03 per share through a subscription agreement.

There were 2,071,002 shares of common stock issued and outstanding as of June 30, 2019.

9 | Page

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

June 30, 2019

Tax benefit (expenses) at U.S. statutory rate	$ (5,957)
Change in valuation allowance	5,957
Tax benefit (expenses), net	$ -

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

June 30, 2019

Net operating loss	$ 1,277
Valuation allowance	(1,277)
Deferred tax assets, net	$ -

 The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

June 30, 2019

Balance-Beginning	$ 3,081
Increase/(Decrease) in Valuation allowance	4,680
Balance-Ending	$ (1,599)

The Company has accumulated approximately $29,019 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to June 30, 2019 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for Three and six Months Ended June 30, 2019

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the six months ended June 30, 2019 are summarized as follows:

Six Months Ended June 30, 2019
Revenue	-
General and administrative	(6,736)
Total Operating Expenses	$(6,736)

11 | Page

Liquidity and Financial Condition

Working Capital

	At June 30, 2019	At December 31, 2018
Current assets	$27,374	$14,500
Current liabilities	41,613	(28,523)
Working capital (deficit)	$(14,239)	$(14,023)

Our total current assets as of June 30, 2019 and December 31, 2018 were $27,374 and $14,500.  Our total current liabilities as of June 30, 2019 were $41,613 as compared to total current liabilities of $28,523 as of December 31, 2018. The increase in current liabilities was attributed to accounts payable and director loan.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Crucial Innovations, Corp.
Dated: July 19, 2019	By: /s/ Reinis Kosins Reinis Kosins, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

14 | Page