Form 10-Q
period 2019-09-30
Crucial Innovations, Corp.
filed 2019-10-28
CIK 1766016

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes [ ]  No [ X ]

At October 28, 2019 the number of shares of the Registrant’s common stock outstanding was 2,417,002.

1 | Page

2 | Page

CRUCIAL INNOVATIONS, CORP.

BALANCE SHEET

	September 30, 2019	December 31, 2018
ASSETS

Related Party Trust Account	1,950	500
Escrow account	19,433	-
Total current assets	21,383	500
Developed website, net	12,698	14,000
Total Assets	$ 34,081	$ 14,500
LIABILITIES

Accounts Payable	$ 14,000	$ 14,000
Accounts Payable - Related party	20,000	8,750
Director loan	9,863	773
Accrued Expenses	-	5,000
Total current liabilities	43,863	28,523
Common stock, $0.0001 par value, 75,000,000 shares authorized;
2,417,002 and 1,600,000 shares issued and outstanding respectively;	241	160
Additional paid-in-capital	24,919	490
Accumulated deficit	(34,942)	(14,673)
Total Stockholders’ Equity	(9,782)	(14,023)

Total Liabilities and Stockholders’ Equity	$ 34,081	$ 14,500

The accompanying notes are an integral part of these financial statements.

3 | Page

CRUCIAL INNOVATIONS, CORP.

STATEMENT OF OPERATIONS

	For the three months ended September 30, 2019	For the three months ended September 30, 2018	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018

Revenue	-	-	-	-

General and administrative expenses	5,923	-	20,269	923

Net income (loss) from operations	(5,923)	-	(20,269)	923
Income (Loss) before taxes	(5,923)	-	(20,269)	(923)

Provision for taxes
	-	-	-	-
Net income (loss)	(5,923)	-	(20,269)	(923)

Loss per common share: Basic and Diluted	$ (0.00)	$ -	$ -	$ -

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,304,155	-	1,882,365	-

The accompanying notes are an integral part of these financial statements.

4 | Page

CRUCIAL INNOVATIONS, CORP.

STATEMENT OF STOCKHOLDER EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, February 28, 2018	-	$ -	$ -	$ -	$ -

Shares issued for compensation at $0.0001 per share	1,500,000	150	-	-	150
Shares issued at $0.005 per share	100,000	10	490		500

Net loss for the year ended December 31, 2018	-	-	-	(14,673)	(14,673)

Balance, December 31, 2018	1,600,000	$ 160	$ 490	$ (14,673)	$ (14,023)

Net loss for the quarter ended March 31, 2019	-	-	-	(7,610)	(7,610)

Balance, March 31, 2019	1,600,000	$ 160	$ 490	$ (22,283)	$ (21,633)

Shares issued at $0.03 per share	471,002	47	14,083	-	14,130

Net loss for the quarter ended June 30, 2019	-	-	-	$(6,736)	$(6,736)
Balance, June 30, 2019	2,071,002	$207	$14,573	$(29,019)	$(14,239)
Shares issued at $0.03 per share	346,000	34	10,346	-	10,380

Net loss for the quarter ended September 30, 2019	-	-	-	$(5,923)	$(5,923)
Balance, September 30, 2019	2,417,002	$241	$24,919	$(34,942)	$(9,782)

The accompanying notes are an integral part of these financial statements.

5 | Page

CRUCIAL INNOVATIONS, CORP.

STATEMENT OF CASH FLOWS

	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
Operating Activities
Net income (loss)	$ (20,269)	$ (923)
Accrued Expenses	(5,000)
Accumulated Depreciation	1,302
Net cash provided operating activities	$(23,967)	$(923)
Investing Activities Developed Website , net		(14,000)
Net cash provided by Investing Activities		(14,000)
Financing Activities
Director loan	$9,090	$773
Accounts Payable – Related party	11,250	14,000
Capital Stock	24,510	650
Net cash provided by financing activities	$44,850	$15,423

Net increase in cash and equivalents	20,883	500
Cash and equivalents at beginning of the period	500	-
Cash and equivalents at end of the period	21,383	500

                                       The accompanying notes are an integral part of these financial statements.

6 | Page

CRUCIAL INNOVATIONS, CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

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

As reflected in the financial statements, the Company had an accumulated deficit of $34,942 at September 30, 2019, a net loss of $(5,923) for the three months ended September 30, 2019. The Company has a cash balance of $21,383 at September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

7 | Page

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.  The Company entered a Trust Agreement with the director and set up Related Party Trust Account for holding funds in relation to issuing shares for stock consideration of $1,950.  The Company opened an Escrow account with an attorney to hold funds in relation to issuing shares for stock consideration of $19,433

The Company has $21,383 cash as of September 30, 2019.

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

8 | Page

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

As of September 30, 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Note 4 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment

	September 30,2019	September 30,2018
Website Development	$14,000	$14,000
Amortization	1,302	-
Equipment and furniture, net	$12,698	$14,000

Amortization expense for the quarter ended September 30, 2019 was immaterial.

Initial phases of design and development of the website have been completed and placed in service.

Note 5 – LOAN FROM DIRECTOR

As of September 30, 2019, the Company owed $9,863 to the Company’s sole director, Reinis Kosins for the Company’s working capital purposes.  The amount is outstanding and payable upon request.

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

9 | Page

In May and June, 2019 the Company issued 471,002 shares of common stock to 20 shareholders for $14,130 at $0.03 per share through a subscription agreement.

In September, 2019 the company issued 346,000 shares of common stock to a shareholders for $10,380 at 0.03 per share through a subscription agreement.

There were 2,417,002 shares of common stock issued and outstanding as of September 30,2019.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

September 30, 2019

Tax benefit (expenses) at U.S. statutory rate	$ (1,244)
Change in valuation allowance	1,244
Tax benefit (expenses), net	$ -

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

September 30, 2019

Net operating loss	$ 7,338
Valuation allowance	(7,338)
Deferred tax assets, net	$ -

The Company has accumulated approximately $34,942 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

10 | Page

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to September 30, 2019 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for Three and nine Months Ended September 30, 2019

Revenue

We have not generated any revenues since our inception.

11 | Page

Operating Expenses

Our operating expenses for the nine months ended September 30, 2019 are summarized as follows:

Nine Months Ended September 30, 2019
Revenue	-
General and administrative	(20,269)
Total Operating Expenses	$(20,269)

Liquidity and Financial Condition

Working Capital

	At September 30, 2019	At December 31, 2018
Current assets	$34,081	$14,500
Current liabilities	43,863	(28,523)
Working capital (deficit)	$(9,782)	$(14,023)

Our total current assets as of September 30, 2019 and December 31, 2018 were $34,081 and $14,500.  Our total current liabilities as of September 30, 2019 were $43,863 as compared to total current liabilities of $28,523 as of December 31, 2018. The increase in current liabilities was attributed to accounts payable and director loan.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

12 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

13 | Page

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

Crucial Innovations, Corp.
Dated: October 28, 2019	By: /s/ Reinis Kosins Reinis Kosins, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

14 | Page