Form 10-K
period 2019-12-31
Crucial Innovations, Corp.
filed 2020-02-07
CIK 1766016

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-K

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-229638

CRUCIAL INNOVATIONS, CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	8200 (Primary Standard Industrial Classification Number)	EIN 98-1446012 (IRS Employer Identification Number)

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

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer Yes [   ] Smaller reporting company Yes [X] Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the exchange act. [  ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

Class	Outstanding as of February 7, 2020
Common Stock: $0.0001	2,417,002

1 | Page

2 | Page

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL INFORMATION

We were incorporated in the State of Nevada on February 28, 2018. So far, the Company has no revenue, it possesses minimal assets and has incurred losses since inception. The Company has a business plan and it purchased a website. The website is operational, however it continues to be developed. We maintain our statutory registered agent’s office at 3773 Howard Hughes Pkwy – Suite 500s, Las Vegas, NV 89169-6014. Our business office is located at Xibahe Beili 25, Beijing 100096. Our telephone number is +17024259229

We intend to offer English language tutoring using our website. Our distant English language teaching can be compared to private tutoring at home utilizing a video call and special website features. We intend for our future customers to have the same interactive, personalized experience as the standard one to one tutoring but from the comfort of their own home, office or a hotel room. Customers will be connected with teachers and other group members over the Crucial Innovations, Corp. learning platform (http://learningplatformonline.com/). Our customers will simply need to have a computer a webcam and internet connection.

OUR SERVICES

We will offer personal English tutoring via our website. Our future consumers will be able to have lessons from the comfort of their homes with reading, speaking, listening and grammar classes. Also, our website will have an express learning quiz tool. With it the students will only have to spend five minutes a day for English language learning. This tool is for the customer who need a very basic knowledge of English for an elementary level communication.

Customers will choose a teacher based on the type of the lesson they require, time of day that suits them and the profile of the tutor. Additional we are planning to hire freelance teachers from various English speaking countries, so that our clients could learn English in a dialect of their choosing, such as American or British English.

In the future we intend to offer courses of other languages as well. Classes could be one-to-one, or students could sign up for group classes with other English learners from across the world. Our source of revenue will be fees collected from students connect by us with personal English teachers via our Crucial Innovations Corp. website whilst utilizing our express learning quiz tool. Our website platform address is http://learningplatformonline.com/. We will retain approximately 30% of the total fee paid by the customer to the tutor.

ADVANTAGES OF ONLINE LEARNING

The main advantages of Online Learning instead of traditional one include:

3 | Page

Online learning costs less than usual one

Lessons completely private and confidential,

Online learning is available at any time of day or night,

Customer can spend as little as 5 minutes with or without your teacher during a session, or as long as several hours.

Considering the high cost of fuel and depending on how far customer must go to the English class customer can save a substantial amount of money. Also gains customers precious time.

Considering the high cost of fuel and depending on how far customer must go to the English class customer can save a substantial amount of money. Also gains .

OUR WEB SITE

We have purchased a website, the Website Purchase Agreement filled as Exhibit 10.2 to this Registration Statement. Website gives you an opportunity to have lessons from the comfort of your homes with reading, speaking, listening, grammar classes and express learning quiz tool. Customers will be able to choose personal teachers on our web site based on the type of lesson, time of day, nationality and price of the class. All customers will have to sign up on our web site. Our sign-up process will be simple: Submit an email address to get an invitation. Once approved, users can create an account and start searching for the right personal tutor. Customer will pay us for a different amount of classes. We confirm to the chosen teacher the receipt of payment and the process of studying begins. Our teaching will be similar to communication over Skype -- tutors and customers will be able to see each other. Teaching price will depend on time and tutor, but it can range from $20 to $100 per hour.

To sell personal teaching via our web platform teachers must complete our short registration form. Then create a unique username, provide a valid email address and sign an Agreement with us. All of our personal tutors will provide us with their education degree and the experience information. We will require each teacher to have over 5 years verifiable experience as a professional teacher. Also fluent English and work references from previous work place well be required.

MARKET OVERVIEW

The teaching industry has maintained steady growth, with membership rates growing consistently and profit remaining solid. Demand for English centers and private classes and teachers will continue to rise over the next five years, as the more people traveling and are interested in foreign languages and communications. More and more companies start working with foreign ones and need training of their personnel

COMPETITION

The market for online teaching is highly competitive. Numerous online teaching sites will compete with us. Our competitors are substantially larger and more experienced than us and have longer operating histories, and have materially greater financial and other resources than us.

The competition in the online tutoring that we will face comes from online web sites: https://www.verbalplanet.com,  https://www.converland.com, etc.

MARKETING

We plan to focus on direct sales online as we get started. Once we build a reputation and customer base, it will be easier to attract customers. We plan to market our products mainly at China market.

4 | Page

Online provides a better chance of referrals. Because we can serve just about anyone, anywhere, there's a good chance that our clients will refer us. For instance, a client may have a friend or relative in another city or country. The online format allows such a referral to quickly become a client.

FACEBOOK

Facebook is being used as one of the most effective marketing tools. We will be able to use it as a platform to advertise to our clients on important updates such as; schedule changes, events, classes, special discounts and their personal lives.

WRITING

Writing for industry recognized online publications would be one of the greatest tools for expanding our reach. That will put us in front of a new audience that now knows who we are and what we do.

OTHER SOCIAL MEDIA

Baidu, Wechat, Linkedin, Twitter,  and the list goes on. Diversifying our social media presence means expanding our client base.

EMPLOYEES; IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

We have no employees other than our sole officer and director, Reinis Kosins. We have executed a Consulting Agreement with our sole officer and director Reinis Kosins. Agreement is filed as Exhibit 10.3 to this Registration Statement.

We do not have tutors currently working for us. We intend to employ tutors as we receive translation request through our website from our clients. To date we have not had any tutoring requests. Our tutors will be self employed contractors. They will be paid a percentage (70%) of the fees we receive for the tutoring service.

GOVERNMENT REGULATIONS

We will be subject to applicable laws and regulations that relate directly or indirectly to our operations including United States securities laws. We will be required to comply with all regulations, rules and directives of governmental authorities and agencies in China.

Under Paragraph 2 of Article 2 of the People’s Republic of China Corporate Income Tax Law (the “Corporate Income Law”), any foreign enterprise which shall constitute a resident enterprise shall meet both of the following requirements: (i) such enterprise was established under the laws of foreign countries or regions; and (ii) the actual management of such enterprise must be located within China. Further, under relevant provisions of the Circular of the State Administration of Taxation Regarding the Issues Relevant to the Identification of Chinese-controlled Enterprises Registered Abroad as Resident Enterprises by Actual Management (Guo Shui Fa [2009] No. 82, “Circular No. 82”) issued by the State Administration of Taxation on April 22, 2009 and based upon our no-name inquiry to the People’s Republic of China State Administration for Taxation, any Chinese-controlled enterprise whose actual management is held to be located within China shall satisfy all of the following requirements: (i) the site, where the management of such enterprise responsible for the daily operation of such enterprise performs its duties, is located within China; (ii) the financial decisions (such as borrowings, extending loans, financing or financial risks management) and HR policies (such as appointment, dismissal or remunerations) shall be made or approved by the institution or personnel of such enterprise staying within China; (iii) 1/2 or more of the directors with voting rights or of the management of such enterprise live within China permanently; and (iv) the main assets, accounting books and stamps of and the minutes and files of the board of directors of and of shareholders’ meeting of such enterprise exist and will be maintained within China.

We believe that we are not considered a “resident enterprise” for PRC enterprise income tax purposes. We have no subsidiaries within China. We have executive offices in China, and all of our management is located within China. We make or approve the financial decisions (such as borrowing, extending loans, financing or financial risks management) and human resource policies (such as employees’ appointment, dismissal and remunerations) within China, and our sole director with voting rights are also

5 | Page

located within China. However, our main assets, accounting books, stamps and minutes of our directors’ board and of our shareholders’ meetings exist and will be maintained in the USA but not within China, so we are not consistent with Item (iv) of the above four requirements under Circular No. 82 although our present conditions satisfy Items (i) to (iii) of the above requirements under Circular No. 82. Therefore, even if we are an enterprise established under the laws Nevada, and our management team is located within China, we believe that we shall not be held to be a resident enterprise under the Corporate Income Tax Law.

Nevertheless, we cannot fully exclude the possibility that there is a difference or discrepancy between the interpretation of the Chinese authorities and our understanding as set forth above, nor can we assure that the statements or interpretations of the Chinese government officials will remain unchanged. Furthermore, we cannot exclude the possibility that the Chinese government will promulgate any new laws, regulations or provisions that will be in conflict with our understanding. If so, we may be classified as a ‘‘resident enterprise’’ for PRC enterprise income tax purposes, which could result in unfavorable tax consequences to us and our non-PRC shareholders.

If the PRC tax authorities determine that we are a resident enterprise for PRC enterprise income tax purposes, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income, as well as PRC enterprise income tax reporting obligations.

If we are considered a resident enterprise, this could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC enterprise shareholders and with respect to gains derived by our non-PRC enterprise shareholders from transferring our shares and a 20% withholding tax on dividends we pay to our non-PRC individual stockholders and with respect to gains derived by our non-PRC individual stockholders from transferring our shares. If we are required under PRC law to withhold PRC income tax on dividends payable to our non-PRC investors or if you are required to pay PRC income tax on the transfer of our shares, the value of your investment in our shares may be materially and adversely affected.

Government policies are subject to rapid change and the government of the China may adopt policies which have the effect of hindering private economic activity and greater economic decentralization. There is no assurance that the government of China will not significantly alter its policies from time to time without notice in a manner with reduces or eliminates any benefits from its present policies of economic reform. In addition, a substantial portion of productive assets in China remains government-owned. For instance, all lands are state owned and business entities or individuals are granted by government state-owned land use rights. The granting process is typically based on government policies at the time of granting, which could be lengthy and complex. This process may adversely affect our business. The government of China also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. In addition, changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency, the nationalization or other expropriation of private enterprises, as well as adverse changes in the political, economic or social conditions in China, could have a material adverse effect on our business, results of operations and financial condition.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China.

DESCRIPTION OF PROPERTY

OFFICES

6 | Page

Our business office is located at Xibahe Beili 25, Beijing, China 100096. Our telephone number is +17024259229. Upon the completion of our offering, and funding permitting, we intend to establish an office elsewhere. As of the date of this prospectus, we have not sought or selected a new office sight.

LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No public market currently exists for shares of our common stock. Following completion of this offering, we intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

EMERGING GROWTH COMPANY STATUS UNDER THE JOBS ACT

 Crucial Innovations, Corp. qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

 The JOBS Act creates a new category of issuers known as "emerging growth companies." Emerging growth companies are those with annual gross revenues of less than $1 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of:

•The first fiscal year after its annual revenues exceed $1 billion;

•The first fiscal year after the fifth anniversary of its IPO;

•The date on which the company has issued more than $1 billion in non-convertible debt during the previous three-year period; and

•The first fiscal year in which the company has a public float of at least $700 million.

FINANCIAL AND AUDIT REQUIREMENTS

Under the JOBS Act, emerging growth companies are subject to scaled financial disclosure requirements. Pursuant to these scaled requirements, emerging growth companies may:

•Provide only two rather than three years of audited financial statements in their IPO Registration Statement;

•Provide selected financial data only for periods no earlier than those included in the IPO Registration Statement in all SEC filings, rather than the five years of selected financial data normally required;

•Delay compliance with new or revised accounting standards until they are made applicable to private companies; and

•Be exempted from compliance with Section 404(b) of the Sarbanes-Oxley Act, which requires companies to receive an outside auditor's attestation regarding the issuer's internal controls.

OFFERING REQUIREMENTS

 In addition, during the IPO offering process, emerging growth companies are exempt from:

•Restrictions on analyst research prior to and immediately after the IPO, even from an investment bank that is underwriting the IPO;

•Certain restrictions on communications to institutional investors before filing the IPO registration statement; and

The requirement initially to publicly file IPO Registration Statements. Emerging growth companies can confidentially file draft Registration Statements and any amendments with the SEC. Public filings of the draft documents must be made at least 21 days prior to commencement of the IPO "road show."

OTHER PUBLIC COMPANY REQUIREMENTS

Emerging growth companies are also exempt from other ongoing obligations of most public companies, such as:

•The requirements under Section 14(i) of the Exchange Act and Section 953(b)(1) of the Dodd-Frank Act to disclose executive compensation information on pay-for-performance and the ratio of CEO to median employee compensation;

•Certain other executive compensation disclosure requirements, such as the compensation discussion and analysis, under Item 402 of Regulation S-K; and

7 | Page

•The requirements under Sections 14A(a) and (b) of the Exchange Act to hold advisory votes on executive compensation and golden parachute payments.

ELECTION UNDER SECTION 107(b) OF THE JOBS

We have elected to take advantage of the benefits of the extended transition period that Section 107 of the JOBS Act provides an emerging growth company, as provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

REGULATION M

Our officer and director, who will offer and sell the Shares, is aware that he is required to comply with the provisions of Regulation M promulgated under the Securities Exchange Act of 1934, as amended. With certain exceptions, Regulation M precludes the officers and directors, sales agents, any broker-dealer or other person who participate in the distribution of shares in this offering from bidding for or purchasing, or attempting to induce any person to bid for or purchase any security which is the subject of the distribution until the entire distribution is complete.

REPORTS

We are subject to certain reporting requirements and will furnish annual financial reports to our stockholders, certified by our independent accountants, and will furnish un-audited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

STOCK TRANSFER AGENT

8 | Page

Our stock transfer agent is Justeene Blankenship, Action Stock Transfer, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121, (801) 274-1088 voice, (801) 274-1099 fax, jb@actionstocktransfer.com, www.actionstocktransfer.com.

FINANCIAL STATEMENTS

Our fiscal year end is December 31. We intend to provide financial statements audited by an Independent Registered Public Accounting Firm to our shareholders in our annual reports. The audited financial statements for the year ended December 31, 2019 can be found on page F-1.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are a development stage corporation with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program. There is no assurance we will ever generate revenue even if we raised all necessary funds.

PLAN OF OPERATION

FISCAL YEAR ENDED December 31, 2019 COMPARED TO FISCAL YEAR ENDED December 31, 2018.

Our net loss for the fiscal year ended December 31, 2019 was $46,349 compared to a net loss of $14,673 during the fiscal year ended December 31, 2019. December 31, 2019 and 2018 the Company has not generated any revenue .

Expenses incurred was $46,349 during fiscal year ended December 31, 2019 compared to $14,673 during fiscal year ended December 31, 2018.

The number of shares outstanding was 2,417,002 for the fiscal year ended December 31, 2019 and 1,600,000 for the fiscal year 2018.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED December 31, 2019 and 2018

As of December 31, 2019, our total assets were $13,997 consisting of cash and cash equivalents of $1,950 and developed website of $12,047. As of December 31, 2018, our total assets were $14,500 consisting of cash and cash equivalent $500 and developed website of $14,000.

9 | Page

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the fiscal year ended December 31, 2019, net cash flows used in operating activities was $(32,396).  Cash flows from operating activities for the fiscal year ended December 31, 2018 was $13,077.

Cash Flows from Investing Activities

We have not generated positive cash flows from operating activities for the fiscal year ended December 31, 2019, net cash flows used in operating activities was $nil.  Cash flows from operating activities for the fiscal year ended December 31, 2018 was $(14,000).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended December 31, 2019, net cash provided by financing activities was $33,846.  For the fiscal year ended December 31, 2018, net cash from financing activities was $1,423 consisting of director loan repayment of $10,173.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

GOING CONCERN

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

CRUCIAL INNOVATIONS, CORP.

TABLE OF CONTENTS

10 | Page

FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Crucial Innovations, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crucial Innovations, Corp. (the "Company") as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

11 | Page

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2019

Lakewood, CO

February 04, 2020

CRUCIAL INNOVATIONS, CORP.

       BALANCE SHEET

	December 31, 2019	December 31, 2018
ASSETS

Related Party Trust Account	1,950	500
Escrow account	-	-
Total current assets	1,950	500
Developed website, net	12,047	14,000
Total Assets	$ 13,997	$ 14,500
LIABILITIES

Accounts Payable	$ 14,000	$ 14,000
Accounts Payable - Related party	23,750	8,750
Director loan	10,109	773
Accrued Expenses	2,000	5,000

12 | Page

Total current liabilities	49,859	28,523
Common stock, $0.0001 par value, 75,000,000 shares authorized;
2,417,002 and 1,600,000 shares issued and outstanding respectively;	241	160
Additional paid-in-capital	24,919	490
Accumulated deficit	(61,022)	(14,673)
Total Stockholders’ Equity	(35,862)	(14,023)

Total Liabilities and Stockholders’ Equity	$ 13,997	$ 14,500

The accompanying notes are an integral part of these financial statements.

13 | Page

CRUCIAL INNOVATIONS, CORP.

STATEMENT OF OPERATIONS

	For the year ended December 31, 2019	For the year ended December 31, 2018

Revenue	-	-

Depreciation and Amortization Expense	1,953	-
Bank Service Charges	677	-
Consulting Service	15,000	-
Professional Fees	28,719	14,673

Net income (loss) from operations	(46,349)	(14,673)
Income (Loss) before taxes	(46,349)	(14,673)

Provision for taxes
	-	-
Net income (loss)	(46,349)	(14,673)

Loss per common share: Basic and Diluted	$ (0.00)	$ -

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,872,113	1,600,000

The accompanying notes are an integral part of these financial statements.

14 | Page

CRUCIAL INNOVATIONS, CORP.

STATEMENT OF STOCKHOLDER EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, February 28, 2018	-	$ -	$ -	$ -	$ -

Shares issued for compensation at $0.0001 per share	1,500,000	150	-	-	150
Shares issued at $0.005 per share	100,000	10	490		500

Net loss for the year ended December 31, 2018	-	-	-	(14,673)	(14,673)

Balance, December 31, 2018	1,600,000	$ 160	$ 490	$ (14,673)	$ (14,023)

Net loss for the year ended December, 2019	-	-	-	$ (46,349)	$ (46,349)
Balance, December 31, 2019	2,417,002	$ 241	$ 24,919	$ (61,022)	$ (35,862)

                                                    The accompanying notes are an integral part of these financial statements.

15 | Page

CRUCIAL INNOVATIONS, CORP.

STATEMENT OF CASH FLOWS

	For the year ended December 31, 2019	For the year ended December 31, 2018
Operating Activities
Net income (loss)	$ (46,349)	$ (14,673)
Accrued Expenses	(3,000)	5,000
Accounts Payable	-	14,000
Accounts Payable – Related party	15,000	8,750
Depreciation and Amortization	1,953	-
Net cash provided operating activities	$ (32,396)	$ 13,077
Investing Activities Developed Website, net	0	(14,000)
Net cash provided by Investing Activities	0	(14,000)
Financing Activities
Director loan	$ 9,336	$ 773
Capital Stock	24,510	650
Net cash provided by financing activities	$ 33,846	$ 1,423

Net increase in cash and equivalents	1,450	500
Cash and equivalents at beginning of the period	500	-
Cash and equivalents at end of the period	1,950	500

                                       The accompanying notes are an integral part of these financial statements.

16 | Page

CRUCIAL INNOVATIONS, CORP.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

As reflected in the financial statements, the Company had an accumulated deficit of $(61,022) at December 31, 2019, a net loss of $(46,349) December 31, 2019. The Company has a cash balance of $1,950 at December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

17 | Page

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

The Company has $1,950 cash as of December 31, 2019.

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

18 | Page

common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

As of December 31, 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Note 4 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment

	December 31,2019	December 31,2018
Website Development	$14,000	$14,000
Amortization	1,953	-
Website Development, net	$12,047	$14,000

Our depreciation schedule is such that 14,000 over 5 years $ 217 monthly.

Initial phases of design and development of the website have been completed and placed in service.

Note 5 – LOAN FROM DIRECTOR

As of December 31, 2019, the Company owed $10,109 to the Company’s sole director, Reinis Kosins for the Company’s working capital purposes.  The amount is outstanding and payable upon request.

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

There were 2,417,002 shares of common stock issued and outstanding as of December 31,2019 .

19 | Page

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

	December31,2019	December31,2018

Tax benefit (expenses) at U.S. statutory rate	$ (9,733)	$ (3,081)
Change in valuation allowance	9,733	3,081
Tax benefit (expenses), net	$ -	$ -

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	December31,2019	December31,2018

Net operating loss	$ 12,815	$ 3,081
Valuation allowance	(12,815)	(3,081)
Deferred tax assets, net	$ -	-

The Company has accumulated approximately $61,022 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to December 31, 2019 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

20 | Page

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.We did not maintain appropriate cash controls – As of December 31, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.We did not implement appropriate information technology controls – As at December 31, 2019, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.4

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2019, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

21 | Page

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Reinis Kosins Xibahe Beili 25 Beijing, China 100096	26	President, Chief Financial Officer, Chief Executive Officer, Sole Director

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

22 | Page

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

23 | Page

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

Crucial Innovations, Corp.
Dated: February 7, 2020	By: /s/ Reinis Kosins Reinis Kosins, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

24 | Page