Form 10-Q
period 2020-03-31
Crucial Innovations, Corp.
filed 2020-04-08
CIK 1766016

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes [ ]  No [ X ]

At March 31, 2020, the number of shares of the Registrant’s common stock outstanding was 2,417,002.

1 | Page

2 | Page

CRUCIAL INNOVATIONS, CORP.

BALANCE SHEET

	March 31, 2020	December 31, 2019
ASSETS

Related Party Trust Account	1,950	1,950
Escrow Account	-	-
Developed website, net	11,396	12,047
Total Assets	$ 13,346	$ 13,997
LIABILITIES

Accounts Payable	$ 14,000	$ 14,000
Accounts Payable - Related party	27,500	23,750
Director loan	12,962	10,109
Accrued Expenses	-	2,000
Total current liabilities	54,642	49,859
Common stock, $0.0001 par value, 75,000,000 shares authorized;
2,417,002 shares issued and outstanding	241	241
Additional paid-in-capital	24,919	24,919
Accumulated deficit	(66,276)	(61,022)
Total Stockholders’ Equity	(41,116)	(35,862)

Total Liabilities and Stockholders’ Equity	$ 13,346	$ 13,997

The accompanying notes are an integral part of these financial statements.

3 | Page

CRUCIAL INNOVATIONS, CORP.

STATEMENT OF OPERATIONS

	For the three months ended March 31, 2020	For the three months ended March 31, 2019

Revenue	-	-

General and administrative expenses	5,255	7,610

Net income (loss) from operations	(5,255)	(7,610)
Income (Loss) before taxes	(5,255)	(7,610)

Provision for taxes
	-	-
Net income (loss)	(5,255)	(7,610)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,872,113	1,600,000

The accompanying notes are an integral part of these financial statements.

4 | Page

CRUCIAL INNOVATIONS, CORP.

STATEMENT OF STOCKHOLDER EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, February 28, 2018	-	$ -	$ -	$ -	$ -

Shares issued for compensation at $0.0001 per share	1,500,000	150	-	-	150
Shares issued at $0.005 per share	100,000	10	490		500

Net loss for the year ended December 31, 2018	-	-	-	(14,673)	(14,673)

Balance, December 31, 2018	1,600,000	$ 160	$ 490	$ (14,673)	$ (14,023)

Net loss for the quarter ended March 31, 2019	-	-	-	(7,610)	(7,610)

Balance, March 31, 2019	1,600,000	$ 160	$ 490	$ (22,283)	$ (21,633)

Shares issued at $0.03 per share	471,002	47	14,083	-	14,130

Net loss for the quarter ended June 30, 2019	-	-	-	(6,736)	(6,736)

Balance, June 30, 2019	2,071,002	$207	$14,573	$(29,019)	$(14,239)
Shares issued at $0.03 per share	346,000	34	$10,346		10,380
Net loss for the quarter ended September 30, 2019	-	-	-	(5,923)	(5,923)

Balance, September 30, 2019	2,417,002	$ 241	$ 24,919	$ (34,942)	$ (9,782)

Net loss for the quarter ended December, 2019				(46,349)	(46,349)
Balance, December 31, 2019	2,417,002	$ 241	$ 24,919	(61,022)	(35,862)

5 | Page

Net loss for the quarter ended March 31, 2020				(5,255)	(5,255)
Balance, March 31, 2020	2,417,002	$ 241	$ 24,919	(66,276)	(41,116)

The accompanying notes are an integral part of these financial statements.

CRUCIAL INNOVATIONS, CORP.

STATEMENT OF CASH FLOWS

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Operating Activities
Net income (loss)	$ (5,255)	$ (7,610)
Accrued Expenses	(2,000)	(3,500)
Accounts Payable – Related party as per consulting agreement	3,750	3,750
Depreciation and Amortization	651
Net cash provided operating activities	$2,854	$(923)

Financing Activities
Director loan	$2,854	$7,360

Capital Stock	-	-
Net cash provided by financing activities	$2,854	$923

Net increase in cash and equivalents	-	-
Cash and equivalents at beginning of the period	1,950	500
Cash and equivalents at end of the period	1,950	500

The accompanying notes are an integral part of these financial statements.

6 | Page

CRUCIAL INNOVATIONS, CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

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

As reflected in the financial statements, the Company had an accumulated deficit of $66,276 at March 31, 2020, a net loss of $5,255 for the period ended March 31, 2020. The Company has a cash balance of $1,950 at March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has $500 cash as of March 31, 2020.

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

8 | Page

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

Note 4 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment

	March 31, 2020	December 31, 2019
Website Development	$12,047	$14,000
Amortization	651	1,953
Equipment and furniture, net	11,396	$12,047

Our depreciation schedule is such that 14,000 over 5 years $ 217 monthly.

Initial phases of design and development of the website have been completed and placed in service.

Note 5 – LOAN FROM DIRECTOR

As of March 31, 2020, the Company owed $12,962 to the Company’s sole director, Reinis Kosins for the Company’s working capital purposes.  The amount is outstanding and payable upon request.

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

9 | Page

In September, 2019 the company issued 346,000 shares of common stock to a shareholders for $10,380 at 0.03 per share through a subscription agreement.

There were 2,417,002 shares of common stock issued and outstanding as of March 31, 2020 .

Note 8 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Reinis Kosins, has agreed to provide his own premise under office needs. He will not take any fee for these premises, it is for free use.

Note 9 – INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2019. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets.

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

March 31, 2020

Tax benefit (expenses) at U.S. statutory rate	$ (13,917)
Change in valuation allowance	13,917
Tax benefit (expenses), net	$ -

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

March 31, 2020

Net operating loss	$ 5,799
Valuation allowance	(5,799)
Deferred tax assets, net	$ -

The Company has accumulated approximately $66,276 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to March 31, 2020 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for Three Months Ended March 31, 2020 and 2019

Revenue

We have not generated any revenues since our inception.

11 | Page

Operating Expenses

Our operating expenses for the three and nine months ended March 31, 2020 are summarized as follows:

Three Months Ended March 31, 2020
Revenue	-
General and administrative	(5,255)
Total Operating Expenses	$(5,255)

Liquidity and Financial Condition

Working Capital

	At March 31, 2020	At December 31, 2019
Current assets	$13,346	$13,997
Current liabilities	(54,642)	(49,859)
Working capital (deficit)	$(41,116)	$(35,862)

Our total current assets as of March 31, 2020 and December 31, 2019 were $14,500.  Our total current liabilities as of March 31, 2020 were $36,133 as compared to total current liabilities of $28,523 as of December 31, 2019. The increase in current liabilities was attributed to accounts payable and director loan.

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

12 | Page

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our December 31, 2019 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

13 | Page

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

Crucial Innovations, Corp.
Dated: April 8, 2020	By: /s/ Reinis Kosins Reinis Kosins, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

14 | Page