Form 10-Q
period 2020-09-30
Crucial Innovations, Corp.
filed 2020-10-13
CIK 1766016

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes [ ]  No [ X ]

At September 30, 2020 the number of shares of the Registrant’s common stock outstanding was 2,417,002.

1 | Page

2 | Page

CRUCIAL INNOVATIONS, CORP.

BALANCE SHEET

	September 30, 2020	December 31, 2019
ASSETS

Related Party Trust Account	1,950	1950
Total current assets	1,950	1,950
Developed website, net	10,094	12,047
Total Assets	$ 12,044	$ 13,997
LIABILITIES

Accounts Payable	$ 14,000	$ 14,000
Accounts Payable - Related party	35,000	23,750
Director loan	16,003	10,109
Accrued Expenses	-	2,000
Total current liabilities	65,003	49,859
Common stock, $0.0001 par value, 75,000,000 shares authorized;
2,417,002 shares issued and outstanding;	241	241
Additional paid-in-capital	24,919	24,919
Accumulated deficit	(78,119)	(61,022)
Total Stockholders’ Equity	(52,959)	(35,862)

Total Liabilities and Stockholders’ Equity	$ 12,044	$ 13,997

The accompanying notes are an integral part of these financial statements.

3 | Page

CRUCIAL INNOVATIONS, CORP.

STATEMENT OF OPERATIONS

	For the three months ended September 30, 2020	For the three months ended September 30, 2019	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019

Revenue	-	-	-	-

General and administrative expenses	5,916	5,923	17,097	20,269

Net income (loss) from operations	(5,916)	(5,923)	(17,097)	20,269
Income (Loss) before taxes	(5,916)	(5,923)	(17,097)	(20,269)

Provision for taxes
	-	-	-	-
Net income (loss)	(5,916)	(5,923)	(17,097)	(20,269)

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	1,872,113	2,304,155	1,872,113	1,882,365

The accompanying notes are an integral part of these financial statements.

4 | Page

CRUCIAL INNOVATIONS, CORP.

STATEMENT OF STOCKHOLDER EQUITY

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, February 28, 2018	-	$ -	$ -	$ -	$ -

Shares issued for compensation at $0.0001 per share	1,500,000	150	-	-	150
Shares issued at $0.005 per share	100,000	10	490		500

Net loss for the year ended December 31, 2018	-	-	-	(14,673)	(14,673)

Balance, December 31, 2018	1,600,000	$ 160	$ 490	$ (14,673)	$ (14,023)

Net loss for the quarter ended March 31, 2019	-	-	-	(7,610)	(7,610)

Balance, March 31, 2019	1,600,000	$ 160	$ 490	$ (22,283)	$ (21,633)

Shares issued at $0.03 per share	471,002	47	14,083	-	14,130

Net loss for the quarter ended June 30, 2019	-	-	-	$(6,736)	$(6,736)
Balance, June 30, 2019	2,071,002	$207	$14,573	$(29,019)	$(14,239)
Shares issued at $0.03 per share	346,000	34	10,346	-	10,380

Net loss for the quarter ended September 30, 2020	-	-	-	$(5,923)	$(5,923)
Balance, September 30, 2019	2,417,002	$241	$24,919	$(34,942)	$(9,782)

Net loss for the quarter ended December 31, 2019	-	-	-	$(46,349)	$(46,349)
Balance, December 31, 2019	2,417,002	$241	$24,919	$(61,022)	$(35,862)

5 | Page

Net loss for the quarter ended March 31, 2020	-	-	-	$(5,255)	$(5,255)
Balance, March 31, 2020	2,417,002	$241	$24,919	$(66,276)	$(41,116)

Net loss for the quarter ended March 31, 2020	-	-	-	$(5,255)	$(5,255)
Balance, June 30, 2020	2,417,002	$241	$24,919	$(66,276)	$(41,116)

Net loss for the quarter ended March 31, 2020	-	-	-	$(5,926)	$(5,926)
Balance, June 30, 2020	2,417,002	$241	$24,919	$(72,202)	$(47,042)

Net loss for the quarter ended September 30, 2020	-	-	-	$(5,916)	$(5,916)
Balance, September 30, 2020	2,417,002	$241	$24,919	$(78,119)	$(52,959)

The accompanying notes are an integral part of these financial statements.

CRUCIAL INNOVATIONS, CORP.

STATEMENT OF CASH FLOWS

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
Operating Activities
Net income (loss)	$ (17,097)	$ (20,269)
Accrued Expenses	(2,000)	(5,000)
Accumulated Depreciation	1,953	1,302
Net cash provided operating activities	$(17,144)	$(23,969)
Financing Activities
Director loan	$5,894	$9,090
Accounts Payable – Related party	11,250	11,250
Capital Stock	-	24,510
Net cash provided by financing activities	$17,144	$44,850

Net increase in cash and equivalents	0	20,883
Cash and equivalents at beginning of the period	1,950	500
Cash and equivalents at end of the period	1,950	21,383

6 | Page

                                       The accompanying notes are an integral part of these financial statements.

CRUCIAL INNOVATIONS, CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

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

As reflected in the financial statements, the Company had an accumulated deficit of $78,119 at September 30, 2020, a net loss of $(5,916) for the three months ended September 30, 2020. The company has total assets of $12,044 which includes cash balance and capitalized website development costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has $1,950 cash as of September 30, 2020.

Property, Plant and Equipment

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. The estimated useful lives as follows:

Capitalized software development 5 years

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

As of September 30, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Note 4 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment

	September 30, 2020	December 31, 2019
Website Development	$14,000	$14,000
Amortization	(3,906)	(1,953)
Equipment and furniture, net	$10,094	$12,047

Our depreciation schedule is such that 14,000 over 5 years $ 217 monthly.

9 | Page

Initial phases of design and development of the website have been completed and placed in service.

Note 5 – LOAN FROM DIRECTOR

As of September 30, 2020, the Company owed $16,003 to the Company’s sole director, Reinis Kosins for the Company’s working capital purposes.  The amount is outstanding and payable upon request.

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

There were 2,417,002 shares of common stock issued and outstanding as of September 30, 2020.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

September 30, 2020

Tax benefit (expenses) at U.S. statutory rate	$ (16,405)
Change in valuation allowance	16,405

10 | Page

Tax benefit (expenses), net	$ -

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

June 30, 2020

Net operating loss	$ 1,242
Valuation allowance	(1,242)
Deferred tax assets, net	$ -

The Company has accumulated approximately $78,119 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to September 30, 2020 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for Three and nine Months Ended September 30, 2020

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2020 are summarized as follows:

Nine Months Ended September 30, 2020
Revenue	-
General and administrative	(17,097)
Total Operating Expenses	$(17,097)

Liquidity and Financial Condition

Working Capital

	At September 30, 2020	At December 31, 2019
Current assets	$12,044	$13,997
Current liabilities	65,003	(49,859)
Working capital (deficit)	$(52,959)	$(35,862)

Our total current assets as of September 30, 2020 and December 31, 2019 were $12,044 and $13,997.  Our total current liabilities as of September 30, 2020 were $65,003 as compared to total current liabilities of $49,859 as of December 31, 2019. The increase in current liabilities was attributed to accounts payable and director loan.

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

12 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Crucial Innovations, Corp.
Dated: October 13, 2020	By: /s/ Reinis Kosins Reinis Kosins, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

14 | Page

15 | Page