Form 10-K
period 2020-12-31
Crucial Innovations, Corp.
filed 2021-06-08
CIK 1766016

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-229638

CRUCIAL INNOVATIONS, CORP.
(Exact name of registrant as specified in its charter)

Nevada	8200	EIN 98-1446012
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

3773 Howard Hughes Parkway

Suite 500S

Las Vegas, NV 89169

(702) 553-8372

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock, as reported by the OTC Markets Group Inc.) was approximately $-0- as of June 30, 2020 (There was no trading of our stock until 3rd quarter of 2020).

As of May 31, 2021, the number of shares of the registrant’s Common Stock outstanding was 32,417,002, par value $0.0001 per share.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes:

None.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL INFORMATION

We were incorporated in the State of Nevada on February 28, 2018. So far, the Company has no revenue, it possesses minimal assets and has incurred losses since inception.  We maintain our office at 3773 Howard Hughes Pkwy. – Suite 500S, Las Vegas, NV 89169-6014. Our telephone number is (702) 533-8372.

We were initially engaged in the business of English language tutoring  over the Internet. However, were not able to execute our original business plan, develop significant operations or achieve commercial sales. We currently are pursuing acquiring or merging with an entity with significant operations in order to create a viable business model and value for our stockholders.

On November 9, 2020, we issued an aggregate of 30,000,000 shares of our common stock, pursuant to conversions of debt by two entities as follows: (i) First Choice Marketing Group, LLC converted $35,000 of debt into 20,000,000 shares, which represent 61.70% of issued and outstanding shares of our common stock, and (ii) The Consulting Agency, LLC converted $16,003 of debt into 10,000,000 shares, which represents 30.85% of all issued and outstanding shares of our common stock. The common stock was not registered under the Securities Act of 1933, as amended. Effective November 9, 2020, Reimis Kosins, our former President and sole director resigned as an officer of the Company and from the Board of Directors, and Laura De Leon Castro was appointed as President, Secretary, Treasurer, Principal Executive Officer, Principal Accounting Officer, and sole director.

On December 31, 2020, we entered into a definitive Equity Purchase Agreement with Mercantile Global Holdings, Inc., a Delaware corporation (“MGH”). Pursuant to the terms of the Equity Purchase Agreement, the Company will acquire from MGH all of the issued and outstanding shares of capital stock of Mercantile Bank International Corp., a Puerto Rico corporation (“MBI”), in exchange for consideration including (i) 27,5445,452 restricted shares of Company’s common stock, $0.0001 par value, to be delivered to MGH by certain of the Company’s stockholders, which will represent eighty-five percent (85%) of all issued and outstanding shares of Company common stock at the time of the closing of the transaction; and (ii) $500,000 payable at the closing of the transaction. Following the closing of the transaction, MBI will operate as our wholly owned subsidiary. The closing of the transaction is subject to approval by relevant governmental and regulatory authorities, including, but not limited to, the Office of the Commissioner of Financial Institutions of the Commonwealth of Puerto Rico, as well as the boards of directors and stockholders of the Company, MGH and MBI, respectively.  There can be no assurances made that the aforementioned transaction will be consummated, nor if consummated, that such transaction will positively affect the Company and our stockholders.

EMPLOYEES

We have no employees other than our sole officer and director, Laura De Leon Castro.

GOVERNMENT REGULATIONS

We will be subject to applicable laws and regulations that relate directly or indirectly to our operations including United States securities laws.

Item 1.A. Risk Factors.

Not required for Smaller reporting companies.

Item 1.B. Unresolved Staff Comments.

Not required for Smaller reporting companies.

Item 2. Properties.

Our business office is located at 3773 Howard Hughes Pkwy., Suite 500S, Las Vegas, NV 89169. Our telephone number is (702) 533-8372.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company’s Common Stock is traded on the OTC Pink Open Market under the symbol “CINV”. The reported high and low prices for our common stock are shown below for the period from January 1, 2019 through December 31, 2020. All quoted prices reflect inter-dealer prices without retail markup, mark-down or commission and may not necessarily represent actual transactions.

	2020 (1)		2019 (1)
	High	Low	High	Low
First Quarter ended March 31	-	-	-	-
Second Quarter ended June 30	-	-	-	-
Third Quarter ended September 30	$4.25	$3.00	-	-
Fourth Quarter ended December 31	$5.00	$5.00	-	-

(1) The Company’s Registration Statement on Form S-1 was declared effective by the SEC on April 8, 2019. The first quoted prices did not occur until September 9, 2020. There has been very limited trading from September 9, 2020 through December 31. 2020 and subsequent thereto.

Registered Holders of our Common Stock

As of May 31, 2021, there were approximately 4 record owners of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended December 31, 2020 and 2019, all sales of equity securities that were not registered under the Securities Act were previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2020, the Company did not repurchase any shares of its Common Stock.

Stock Transfer Agent

Our stock transfer agent is Justeene Blankenship, Action Stock Transfer, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121, (801) 274-1088 voice, (801) 274-1099 fax, jb@actionstocktransfer.com, www.actionstocktransfer.com.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

PLAN OF OPERATION

FISCAL YEAR ENDED December 31, 2020 COMPARED TO FISCAL YEAR ENDED December 31, 2019.

The Company has not generated revenues for the years ended December 31, 2020 and 2019.

Our net loss for the fiscal year ended December 31, 2020 was $30,558 compared to a net loss of $46,349 during the fiscal year ended December 31, 2019. December 31, 2020 and 2019 the Company has not generated any revenue.

The number of shares outstanding was 32,417,002 and 2,417,002 for the fiscal years ended December 31, 2020 and 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2020, our total assets were $0. As of December 31, 2019, our total assets were $12,047, consisting of developed website costs of $12,047. As of December 31, 2020, our total liabilities were $429, for accounts payable. As of December 31, 2019, our total liabilities were $47,909, consisting of amounts due to a related party for financing operating costs of the Company.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the fiscal year ended December 31, 2020, net cash flows used in operating activities was $5,581. Cash flows used in operating activities for the fiscal year ended December 31, 2019 was $34,346.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the fiscal year ended December 31, 2020 and 2019.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended December 31, 2020, net cash provided by financing activities was $5,581, consisting of related party loans to the Company. For the fiscal year ended December 31, 2019, net cash from financing activities was $33,846, consisting of $9,336 for related party loans and proceeds from the issuance of common shares of $24,510.

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

The extent of the impact of the coronavirus (“COVID‐19”) outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID‐19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The Company’s Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm are set forth on pages F-1 through F-9 of this report and are incorporated by reference in this Item 8.

Item 9. Changes in and Disagreements with Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2020. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported the following material weaknesses:

•	Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;

•

Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards; we do not have an audit committee or compensation committee. Our Board of Directors acts primarily by written consent without meetings which results in several of our corporate governance functions not being performed concurrent (or timely) with the underlying transactions, including evaluation of the application of accounting principles and disclosures relating to those transactions; and

•

Certain reports that we prepare, and accounting and reporting conclusions reached in connection with the financial statement preparation process are not subjected to a formal review process that includes multiple levels of review and are not submitted timely to the Board of Directors for review or approval.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full-time staff. We believe that this is typical in many development stage companies. We may not be able to fully remediate the material weakness until we commence operations at which time, we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Laura De Leon Castro 3773 Howard Hughes Pkwy. Suite 500S Las Vegas, NV 89169	46	President, Chief Executive Officer, Treasurer, Secretary, and Chairman of the Board

Laura De Leon Castro, age 46, was born and raised in the City of Monterrey, Mexico. She is a graduate of the law School of the University of Monterrey. Following her graduation in 1996, she was employed as attorney with a law firm in Monterrey, Mexico from 1997 to 2000. Thereafter, she served as the Assistant to the Chief Executive Officer of Gatorade Mexico from 2001 to 2003. During that period, she also became a certified Emergency Medical Technician. Following a move to Spain in 2003, she has served as a volunteer Emergency Medical Technician. The Company believes that Ms. De Leon Castro’s educational backgrounds and business and operational experiences give her the qualifications and skills to serve as a Director and in her respective officer positions. Ms. De Leon Castro has not been involved in a transaction with related persons, promoters or control persons during the Company’s preceding fiscal year. No compensation arrangements have been made, as yet, with Ms. De Leon Castro.

Delinquent Section 16(a) Reports

Our common stock is not registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Business Conduct

We have not adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K.

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

SUMMARY COMPENSATION TABLE

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total Compensation ($)
Reinis Kosins (1)	President, CEO,	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	Treas., Sec.	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Laura De Leon Castro (2)	President, CEO,	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	Treas., Sec.	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr. Kosins resigned as an officer and director on October 30, 2020 and his resignation became effective on November 9, 2020.

(2) Ms. De Leon Castro was elected as an officer and director on October 30, 2020 and her election became effective on November 9, 2020.

During the past two (2) fiscal years, members of our Board of Directors were not compensated for their services

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of May 31, 2021, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Name	Number of Common Shares)	Percent of Common Stock
Laura De Leon Castro, President, CEO, Treasurer, Secretary and Chairman of the Board	-	-
All Current Directors and Executive Officers as a group (1 Person)	-	-

Certain Stockholders

The following table sets forth certain information with respect to each person known by us to be the beneficial owner of five percent or more of either class of the Company’s outstanding common stock. The content of this table is based upon the most current information contained in Schedules 13D or 13G filings with the SEC, unless more recent information was obtained.

Name and Address of Beneficial Owner	Number of Common Shares	Percent of Common Stock (1)
The Consulting Agency LLC 2630 W. Broward Blvd., Suite 203-581 Fort Lauderdale, FL 33312 Mirek K. Gorny, Manager	10,000,000	30.85%
First Choice Marketing Group, LLC. 2630 W. Broward Blvd., Suite 203-581 Fort Lauderdale, FL 33312 Paul Machel, Manager	20,000,000	61.70%

(1) Percentage of beneficial ownership and voting power is based on 32,417,002 shares of Common Stock outstanding as of May 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We do not currently have written policies and procedures with respect to the approval of related-party transactions. There is no family relationship between any of our management and directors. We have not entered into any related party transactions.

DIRECTOR INDEPENDENCE

Due to her service as the Company’s President, CEO, Treasurer, and Secretary, Ms. De Leon Castro is not currently considered to be independent.

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit B.F. Borgers CPA PC for services for the fiscal years 2020 and 2019, respectively.

Fee Category	Fiscal Year 2020	Fiscal Year 2019
Audit Fees	$11,000	$11,000
Audit-Related Fees
Tax Fees	—	—
All Other Fees	—	—
Total	$11,000	$11,000

Audit Fees

Audit fees were for professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Reports on Form 10-K, the review of our quarterly financial statements set forth in our Quarterly Reports on Form 10-Q and consents for other SEC filings.

Audit-Related Fees

Audit-related fees consist of fees billed for professional services for consultation on accounting matters.

Approval of Services Provided by Independent Registered Public Accounting Firm

The Board of Directors has considered whether the services provided under other non-audit services are compatible with maintaining the auditor’s independence and has determined that such services are compatible. The Board of Directors has adopted policies and procedures for pre-approving all non-audit work performed by the external auditors. The Board of Directors will annually pre-approve services in specified accounting areas. The Board of Directors also annually approves the budget for the annual generally accepted accounting principles (GAAP) audit.

PART IV

item 15. Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are filed as part of this report:

The Financial Statements of Crucial Innovations Corp. at December 31, 2020 and 2019, and for each of the two fiscal years in the period ended December 31, 2020, together with the reports of the Independent Registered Public

Accounting Firms, are set forth on pages F-1 through F-9 of this Report.

(2) Not applicable.

(3) Exhibits

EXHIBIT SCHEDULE
Exhibit Number		Document Description
(1)	3 (i)	Articles of Incorporation filed with the Nevada Secretary of State of February 28, 2018.
(1)	3 (ii)	Bylaws
(2)	10.1	Equity Purchase Agreement dated December 31, 2020, by and between Crucial Innovations Corp. and Mercantile Global Holdings, Inc.
#	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
##	32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
#	101

The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

(1) Incorporated by reference from the Company’s Registration Statement on Form S-1, SEC File No. 333-229638 as declared effective by the Commission on April 9, 2019.

(2) Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on January 4, 2021.

# Filed herewith.

## Furnished, not filed.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 8, 2021.

CRUCIAL INNOVATIONS CORP..

By:	/s/ Laura De Leon Castro
Laura De Leon Castro
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 8, 2021.

Signature	Title

/s/ Laura De Leon Castro	President, Chief Executive Officer, Treasurer, Secretary,
Laura De Leon Castro	and Director (Principal Executive Officer and Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

CRUCIAL INNOVATIONS, CORP.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Crucial Innovations, Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crucial Innovations, Corp (the “Company”) as of December 31, 2020 and 2019, the related statement of operations, stockholders’ equity, and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended through December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor since 2019

Lakewood, CO

June 8, 2021

CRUCIAL INNOVATIONS, CORP.

BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Developed website, net	-	12,047
Total Assets	$-	$12,047

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	429	-
Due to related party	-	47,909
Total Current Liabilities	-	47,909

Total Liabilities	429	47,909

Stockholders’ Equity (Deficit)
Common stock: 75,000,000 authorized; $0.0001 par value, 32,417,002 and 2,417,002 shares issued and outstanding, respectively	3,241	241
Additional paid-in capital	87,910	24,919
Accumulated deficit	(91,580)	(61,022)
Total Stockholders’ Deficit	(429)	(35,862)

Total Liabilities and Stockholders’ Deficit	$-	$12,047

The accompanying notes are an integral part of these financial statements.

CRUCIAL INNOVATIONS, CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2020	2019

Revenues	$-	$-

Operating expenses
Depreciation expense	-	1,953
Bank Service Charges	-	677
Consulting Service	12,500	15,000
Professional Fees	5,361	28,719
Business license and permits	650	-
Impairment loss on website	12,047	-
Total operating expenses	30,558	46,349

Net loss before taxes	(30,558)	(46,349)

Provision for income taxes	-	-

Net loss	$(30,558)	$(46,349)

Basic and diluted loss per common share	$(0.00)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	6,773,166	1,872,113

The accompanying notes are an integral part of these financial statements.

CRUCIAL INNOVATIONS, CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	1,600,000	$160	$490	$(14,673)	$(14,023)

Common shares issued for cash	817,002	81	24,429	-	24,510
Net loss	-	-	-	(46,349)	(46,349)
Balance, December 31, 2019	2,417,002	241	24,919	(61,022)	(35,862)

Common shares issued to settle related party debt	30,000,000	3,000	48,003	-	51,003
Related party debt forgiven to additional paid-in capital	-	-	14,988	-	14,988
Net loss	-	-	-	(30,558)	(30,558)
Balance, December 31, 2020	32,417,002	$3,241	$87,910	$(91,580)	$(429)

The accompanying notes are an integral part of these financial statements.

CRUCIAL INNOVATIONS, CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(30,558)	$(46,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1,953
Impairment loss on website	12,047	-
Changes in operating assets and liabilities:
Accrued expenses - related party	12,501	10,050
Accounts payable	429	-
Net Cash Used in Operating Activities	(5,581)	(34,346)

Cash Flows from Financing Activities:
Director loan - related party	5,581	9,336
Proceeds from issuance of common stock	-	24,510
Net Cash Provided by Financing Activities	5,581	33,846

Net change in cash	-	(500)
Cash, beginning of period	-	500
Cash, end of period	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Common stock issued for conversion of related party debt	$51,003	$-
Related party debt forgiven to additional paid-in capital	$14,988	$-

 The accompanying notes are an integral part of these financial statements.

CRUCIAL INNOVATIONS, CORP.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1 – ORGANIZATION AND GOING CONCERN

Crucial Innovations, Corp. (referred as the “Company”, “we”, “our”) was incorporated in the State of Nevada and established on February 28, 2018. We are an early stage company formed to commence operations related to the teaching of English.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2020, the Company has suffered recurring losses from operations, has an accumulated deficit of $91,580 and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021.

The ability of the Company to emerge from an early stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles of the United States (“GAAP”). The Company’s year-end is December 31.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments and Fair Value Measurements

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020 and 2019. The carrying values of our financial instruments approximate their fair values due to the short-term maturities of these financial instruments.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

As of December 31, 2020 and 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. There was no impact on the statements of operations.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 - PROPERTY AND EQUIPMENT

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. The estimated useful lives as follows:

Capitalized software development - 3 years

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property’s useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income. We evaluate the recoverability of our long-lived assets whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable. An impairment loss is recognized in the event the carrying value of the assets exceeds the future undiscounted cash flows attributable to such assets.

For the year ended December 31, 2020, we recognized an impairment loss of $12,047 on our developed website. As of December 31, 2020 and 2019, we had development website costs, net of amortization, of $0 and $12,047, respectively.

Note 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2020 and 2019, the Company owed $0 and $47,909 to a former director of the Company. Amounts are due on demand and do not incur interest.

During the year ended December 31, 2020, our former director advanced $5,581 for operating expenses. During the year ended December 31, 2020, the Company converted $51,003 of debt to our former director for 30,000,000 shares of common stock.

During the year ended December 31, 2020, related party debt of $14,988 was forgiven and recorded to additional paid-in capital.

Note 5 – STOCKHOLDER’ EQUITY

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

During May and June 2019, the Company issued 471,002 shares of common stock to 20 shareholders for $14,130 at $0.03 per share.

During September 2019, the company issued 346,000 shares of common stock to a shareholders for $10,380 at $0.03 per share.

During October 2020, the Company issued 30,000,000 shares of common stock, pursuant to conversions of related party debt of $51,003.

There were 32,417,002 and 2,417,002 shares of common stock issued and outstanding as of December 31, 2020 and 2019, respectively.

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, has agreed to provide her own premise under office needs. She will not take any fee for these premises, it is for free use.

The extent of the impact of the coronavirus (“COVID‐19”) outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID‐19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

Note 7 – PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

	December 31,	December 31,
	2020	2019

Tax benefit (expenses) at U.S. statutory rate	$(6,417)	$(9,733)
Change in valuation allowance	6,417	9,733
Tax benefit (expenses), net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	December 31,	December 31,
	2020	2019

Net operating loss	$19,232	$12,815
Valuation allowance	(19,232)	(12,815)
Deferred tax assets, net	$-	$-

As of December 31, 2020, the Company had $91,580 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2037 and 2039. NOLs generated in tax years prior to December 31, 2018, can be carryforward for twenty years, whereas NOLs generated after December 31, 2018 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2017 through 2020 are subject to review by the tax authorities.

Note 8 – SUBSEQUENT EVENTS

On December 31, 2020, Crucial Innovations Corp., a Nevada corporation entered into a definitive Equity Purchase Agreement (the “Agreement”) with Mercantile Global Holdings, Inc., a Delaware corporation (“MGH”). Pursuant to the terms of the Agreement, the Company will acquire from MGH all of the issued and outstanding shares of capital stock of Mercantile Bank International Corp., a Puerto Rico corporation (“MBI”), in exchange for consideration including (i) 27,5445,452 restricted shares of Company’s common stock, $0.0001 par value, to be delivered to MGH by certain of the Company’s shareholders, which will represent Eighty-five percent (85%) of all issued and outstanding shares of Company common stock at the time of the closing of the transaction; and (ii) $500,000 payable at the closing of the transaction. Following the closing of the transaction, MBI will operate as a wholly owned subsidiary of the Company. Coincident with the closing of the transaction, the Company’s existing officers and directors will resign and J. Robert Collins, Jr., Chairman of the Board of the Board and Chief Executive Officer of MGH and Chairman of the Board of MBI, will be elected as Chairman of the Board and Chief Executive Officer of the Company.

