Form 10-Q
period 2021-03-31
Crucial Innovations, Corp.
filed 2021-06-11
CIK 1766016

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

 ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

3773 Howard Hughes Parkway

Suite 500S

Las Vegas, NV 89169

(702) 553-8372

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging Growth Company	☒
Non-accelerated filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the exchange act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

There were 32,417,002 shares of the registrant’s common stock, $0.001 par value per share, outstanding on June 10, 2021.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO UNAUDITED FINANCIAL STATEMENTS

CRUCIAL INNOVATIONS, CORP.

FOR THE PERIOD ENDED MARCH 31, 2021

F-1

 CRUCIAL INNOVATIONS, CORP.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$429	$429
Total Current Liabilities	429	429

Total Liabilities	429	429

Stockholders’ Deficit
Common stock: 75,000,000 authorized; $0.0001 par value, 32,417,002 shares issued and outstanding	3,241	3,241
Additional paid-in capital	87,910	87,910
Accumulated deficit	(91,580)	(91,580)
Total Stockholders’ Deficit	(429)	(429)

Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-2

CRUCIAL INNOVATIONS, CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended
	March 31,
	2021	2020

Revenues	$-	$-

Operating expenses
General and administrative expenses	-	5,255
Total operating expenses	-	5,255

Net loss before taxes	-	(5,255)

Provision for income taxes	-	-

Net loss	$-	$(5,255)

Basic and diluted loss per common share	$-	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	32,417,002	1,872,113

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-3

CRUCIAL INNOVATIONS, CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Three Months Ended March 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	32,417,002	$3,241	$87,910	$(91,580)	$(429)

Net loss	-	-	-	-	-
Balance, March 31, 2021	32,417,002	$3,241	$87,910	$(91,580)	$(429)

For the Three Months Ended March 31, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	2,417,002	$241	$24,919	$(61,022)	$(35,862)

Net loss	-	-	-	(5,255)	(5,255)
Balance, March 31, 2020	2,417,002	$241	$24,919	$(66,277)	$(41,117)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-4

CRUCIAL INNOVATIONS, CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For Three Months Ended
	March 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$-	$(5,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	651
Changes in operating assets and liabilities:
Accounts payable - related party	-	3,750
Accrued expenses	-	(2,000)
Net Cash Used in Operating Activities	-	(2,854)

Cash Flows from Financing Activities:
Director loan - related party	-	2,854
Net Cash Provided by Financing Activities	-	2,854

Net change in cash	-	-
Cash, beginning of period	-	1,950
Cash, end of period	$-	$1,950

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

F-5

CRUCIAL INNOVATIONS, CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2021

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2020, as filed with the SEC on June 8, 2021.

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

NOTE 2 – GOING CONCERN

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2021, the Company had an accumulated deficit of $91,580, a net loss of $0 for the three months ended March 31, 2021 and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2021 and 2020, our former director advanced $0 and $2,854 for operating expenses.

During the three months ended March 31,2021 and 2020, consulting services rendered by related party to the Company were $0 and $3,750, respectively.

F-6

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director has agreed to provide her own premise under office needs. She will not take any fee for these premises; it is for free use.

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

NOTE 5 – SUBSEQUENT EVENTS

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

F-7

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

For three months ended March 31, 2021, compared to three months ended March 31, 2020.

The Company has not generated revenues for the three months ended March 31, 2021 and 2020.

Our net loss for the three months ended March 31, 2021, was $0 compared to a net loss of $5,255 for three months ended March 31, 2020.

As of March 31,2021 and December 31,2020, the number of shares outstanding was 32,417,002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021 and December 31, 2020, our total assets were $0, respectively.

As of March 31, 2021, and December 31, 2020, our total liabilities were $429, for accounts payable, respectively.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the three months ended March 31, 2021, net cash flows used in operating activities was $0. Cash flows used in operating activities for the three months ended March 31, 2020, was $2,854.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the three months ended March 31, 2021, and 2020.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three months ended March 31, 2021, net cash provided by financing activities was $0. For the three months ended March 31, 2020, net cash from financing activities was $2,854, consisting of $2,854 for related party loans.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of March 31, 2021. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported the following material weaknesses:

·	Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;

·

Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards; we do not have an audit committee or compensation committee. Our Board of Directors acts primarily by written consent without meetings which results in several of our corporate governance functions not being performed concurrent (or timely) with the underlying transactions, including evaluation of the application of accounting principles and disclosures relating to those transactions; and

·

Certain reports that we prepare and accounting and reporting conclusions reached in connection with the financial statement preparation process are not subjected to a formal review process that includes multiple levels of review and are not submitted timely to the Board of Directors for review or approval.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full-time staff. We believe that this is typical in many development stage companies. We may not be able to fully remediate the material weakness until we commence mining operations at which time we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

This Quarterly does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management’s report in this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 11 – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2021, we had no sales of unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the three months ended March 31, 2021, we had no senior securities issued and outstanding.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

The following financial information from the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

(1) Incorporated by reference from the Company’s Registration Statement on Form S-1, SEC File No. 333-229638 as declared effective by the Commission on April 9, 2019.

(2) Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2021.

# Filed herewith.

## Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 11, 2021.

CRUCIAL INNOVATIONS CORP.

By	/s/ Laura De Leon Castro
Laura De Leon Castro
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 11, 2021.

Signature	Title

/s/ Laura De Leon Castro
Laura De Leon Castro	President, Chief Executive Officer, Treasurer, Secretary, and Director (Principal Executive Officer and Principal Accounting Officer)

