Form 10-Q
period 2021-06-30
Crucial Innovations, Corp.
filed 2021-10-04
CIK 1766016

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-229638

CRUCIAL INNOVATIONS CORP.
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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large-accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large-accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging Growth Company	☒
Non-accelerated filer	☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

There were 32,417,002 shares of the registrant’s common stock, $0.001 par value per share, outstanding on September 29, 2021.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CRUCIAL INNOVATIONS, CORP.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$-	$-
Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$5,019	$429
Convertible note and accrued interest, net of unamortized discount	8,556	-
Total Current Liabilities	13,575	429

Total Liabilities	13,575	429

Stockholders' Deficit
Common stock: 75,000,000 authorized; $0.0001 par value, 32,417,002 shares issued and outstanding, respectively	3,241	3,241
Additional paid-in capital	94,390	87,910
Accumulated deficit	(111,206)	(91,580)
Total Stockholders' Deficit	(13,575)	(429)

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CRUCIAL INNOVATIONS, CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative expenses	11,070	5,926	11,070	11,181
Total operating expenses	11,070	5,926	11,070	11,181

Net loss from operations	(11,070)	(5,926)	(11,070)	(11,181)

Other Expense
Interest expense	(8,556)	-	(8,556)	-
Total other expense	(8,556)	-	(8,556)	-

Net loss before taxes	(19,626)	(5,926)	(19,626)	(11,181)

Provision for income taxes	-	-	-	-

Net loss	$(19,626)	$(5,926)	$(19,626)	$(11,181)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	32,417,002	1,872,113	32,417,002	1,872,113

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CRUCIAL INNOVATIONS, CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the Six months ended June 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	32,417,002	$3,241	$87,910	$(91,580)	$(429)

Net loss	-	-	-	-	-
Balance, March 31, 2021	32,417,002	$3,241	$87,910	$(91,580)	$(429)

Beneficial conversion feature	-	-	6,480	-	6,480
Net loss	-	-	-	(19,626)	(19,626)
Balance, June 30, 2021	32,417,002	$3,241	$94,390	$(111,206)	$(13,575)

For the Six months ended June 30, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	2,417,002	$241	$24,919	$(61,022)	$(35,862)

Net loss	-	-	-	(5,255)	(5,255)
Balance, March 31, 2020	2,417,002	$241	$24,919	$(66,277)	$(41,117)

Net loss	-	-	-	(5,926)	(5,926)
Balance, June 30, 2020	2,417,002	$241	$24,919	$(72,203)	$(47,043)

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CRUCIAL INNOVATIONS, CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(19,626)	$(11,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1,302
Amortization of debt discount	5,544	-
Changes in operating assets and liabilities:
Accounts payable - related party	4,590	7,500
Accrued expenses	-	(2,000)
Accrued interest	3,012	-
Net Cash Used in Operating Activities	(6,480)	(4,379)

Cash Flows from Financing Activities:
Director loan - related party	-	4,379
Proceed from convertible note	6,480	-
Net Cash Provided by Financing Activities	6,480	4,379

Net change in cash	-	-
Cash, beginning of period	-	1,950
Cash, end of period	$-	$1,950

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activity
Beneficial conversion feature	$6,480	$-

The accompanying notes to the unaudited financial statements are an integral part of these statements.

CRUCIAL INNOVATIONS, CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

June 30, 2021

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

NOTE 2 – GOING CONCERN

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2021, the Company had an accumulated deficit of $111,206, a net loss of $19,626 for the six months ended June 30, 2021 and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2021 and 2020, our former director advanced $0 and $2,854 for operating expenses.

During the six months ended June 30, 2021 and 2020, consulting services rendered by related party to the Company were $0 and $3,750, respectively.

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

NOTE 5 – CONVERRTIBLE NOTE

During the six months ended June 30, 2021, the Company issued a convertible note with a conversion price of 60% discount on the market price to pay operating expenses of $6,480. The Company shall repay the amount of $10,000 within 90 days. The Company recorded a discount on the convertible notes due to a beneficial conversion feature of $6,480. During the six months ended June 30, 2021, the Company recorded interest expense of $3,012 and amortization of debt discount of $5,544. At June 30, 2021, the Company had convertible note of $6,480, accrued interest of $3,012 and debt discount of $936 as of June 30, 2021.

NOTE 6 – SUBSEQUENT EVENTS

On December 31, 2020, the Company entered into a definitive Equity Purchase Agreement with Mercantile Global Holdings, Inc., a Delaware corporation (“MGH”). On September 2, 2021, the Company and MGH entered into a Mutual Termination Agreement, whereby the parties agreed to terminate the Equity Purchase Agreement. The Mutual Termination Agreement provided for a mutual release of the parties.

On September 13, 2021, the Company entered into a definitive Share Purchase Agreement (the “Agreement”) with JPD Capital PCC, a Guernsey Channel Islands registered company (“JPD”) . Pursuant to the terms of the Agreement, the Company will acquire from JPD an aggregate of 96% of all of the issued and outstanding shares of capital stock of Eco Equity Zimbabwe, a Zimbabwe registered company (“ECO”), in exchange for consideration consisting of 42,000,000 restricted shares of Company’s common stock, $0.0001 par value, which will represent Fifty-six percent (56%) of all issued and outstanding shares of Company common stock at the time of the closing of the transaction. The Agreement also provides for the Company, post-closing, to increase the number of its authorized shares of common stock from 75,000,000 shares to 80,000,000 shares, in anticipation of a post-closing private placement stock of 5,000,000 shares of the Company’s common stock. Coincident with the closing of the transaction, the Company’s existing officers and directors will resign and JPD shall name a majority of the new directors, who shall then appoint a new Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.

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

Results of Operations

FOR THREE MONTHS ENDED June 30, 2021, COMPARED TO THREE MONTHS ENDED June 30, 2020.

The Company has not generated revenues for the three months ended June 30, 2021, and 2020.

Our net loss for the three months ended June 30, 2021, was $19,626 compared to a net loss of $5,926 for three months ended June 30, 2020. For June 30, 2021 operating expenses were $11,070 compared to $5,926 for June 30, 2020, the increase was primarily from professional fees. For the three months ended 2021 we recognized $8,556 for interest expense on a convertible note, for 2020 we did not have interest expense.

FOR SIX MONTHS ENDED June 30, 2021, COMPARED TO SIX MONTHS ENDED June 30, 2020.

The Company has not generated revenues for the six months ended June 30, 2021 and 2020.

Our net loss for the six months ended June 30, 2021, was $19,636 compared to a net loss of $11,181 for six months ended June 30, 2020. For June 30, 2021 operating expenses were $11,070 compared to $11,181 for June 30, 2020. For the six months ended 2021 we recognized $8,556 for interest expense on a convertible note issued in 2021, for 2020 we did not have interest expense.

As of June 30, 2021, and December 31, 2020, the number of shares outstanding was 32,417,002.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, and December 31, 2020, our total assets were $0.

As of June 30, 2021, our total liabilities were $13,575, for accounts payable of $5,019 and convertible note and accrued interest of $9,492 less discount of 936.

As of December 31, 2020, our total liabilities were $429, for accounts payable.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the three months ended June 30, 2021, net cash flows used in operating activities was $6,480. Cash flows used in operating activities for the three months ended June 30, 2020, was $4,379.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the three months ended June 30, 2021, and 2020.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six months ended June 30, 2021, net cash provided by financing activities was $6,480 for issuance of a convertible note. For the six months ended June 30, 2020, net cash from financing activities was $4,379, for related party loans.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have not identified any additional critical accounting policies and judgments. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our financial statements. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of June 30, 2021. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full-time staff. We believe that this is typical in many development-stage companies. We may not be able to fully remediate the material weakness until we commence mining operations at which time we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

This Quarterly does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management’s report in this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2021, we had no sales of unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the three months ended June 30, 2021, we had no senior securities issued and outstanding.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT SCHEDULE

Exhibit Number		Document Description
(1)	3 (i)	Articles of Incorporation filed with the Nevada Secretary of State of February 28, 2018.
(1)	3 (ii)	Bylaws
(2)	10.1	Equity Purchase Agreement dated December 31, 2020, by and between Crucial Innovations Corp. and Mercantile Global Holdings, Inc.
(3)	10.2	Mutual Termination Agreement dated September 2, 2021 by and between Crucial Innovations Corp. and Mercantile Global Holdings, Inc.
(4)	10.3	Share Purchaser Agreement dated September 13, 2021 by and between Crucial Innovations Corp. and JPD Capital PPC.
#	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
##	32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
#	101

The following financial information from the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

__________

(1) Incorporated by reference from the Company’s Registration Statement on Form S-1, SEC File No. 333-229638 as declared effective by the Commission on April 9, 2019.

(2) Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2021.

(3) Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on September 16, 2021.

(4) Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2021.

# Filed herewith.

## Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 1, 2021.

CRUCIAL INNOVATIONS CORP.

By	/s/ Laura De Leon Castro
Laura De Leon Castro
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 1, 2021.

Signature	Title

/s/ Laura De Leon Castro	President, Chief Executive Officer, Treasurer, Secretary, and Director
Laura De Leon Castro	(Principal Executive Officer and Principal Accounting Officer)

