Form 10-Q
period 2021-09-30
Crucial Innovations, Corp.
filed 2022-02-18
CIK 1766016

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

 ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

120 Moorgate

London EC2M 6UR

United Kingdom

+44 77 4212 5992

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

There were 32,417,002 shares of the registrant’s common stock, $0.001 par value per share, outstanding on February 15, 2022.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CRUCIAL INNOVATIONS, CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$-	$-
Prepaid expenses	12,910	-
Total Current Assets	12,910	-

Total Assets	$12,910	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$3,440	$429
Convertible note and accrued interest	10,000	-
Due to related party	17,500	-
Total Current Liabilities	30,940	429

Total Liabilities	30,940	429

Stockholders’ Deficit
Common stock: 75,000,000 authorized; $0.0001 par value, 32,417,002 shares issued and outstanding, respectively	3,241	3,241
Additional paid-in capital	87,910	87,910
Accumulated deficit	(109,181)	(91,580)
Total Stockholders’ Deficit	(18,030)	(429)
Total Liabilities and Stockholders’ Deficit	$12,910	$-

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

CRUCIAL INNOVATIONS, CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative expenses	3,011	5,916	14,081	17,097
Total operating expenses	3,011	5,916	14,081	17,097

Loss from operations	(3,011)	(5,916)	(14,081)	(17,097)

Other Expense
Interest expense	(508)	-	(3,520)	-
Total other expense	(508)	-	(3,520)	-

Net loss before taxes	(3,519)	(5,916)	(17,601)	(17,097)

Provision for income taxes	-	-	-	-

Net loss	$(3,519)	$(5,916)	$(17,601)	$(17,097)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	32,417,002	1,872,113	32,417,002	1,872,113

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

CRUCIAL INNOVATIONS, CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the nine months ended September 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	32,417,002	$3,241	$87,910	$(91,580)	$(429)
Net loss	-	-	-	-	-
Balance, March 31, 2021	32,417,002	$3,241	$87,910	$(91,580)	(429)
Net loss	-	-	-	(14,082)	(14,082)
Balance, June 30, 2021	32,417,002	$3,241	$87,910	$(105,662)	$(14,511)
Net loss	-	-	-	(3,519)	(3,519)
Balance, September 30, 2021	32,417,002	$3,241	$87,910	$(109,181)	$(18,030)

For the nine months ended September 30, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	2,417,002	$241	$24,919	$(61,022)	$(35,862)
Net loss	-	-	-	(5,255)	(5,255)
Balance, March 31, 2020	2,417,002	$241	$24,919	$(66,277)	$(41,117)
Net loss	-	-	-	(5,926)	(5,926)
Balance, June 30, 2020	2,417,002	$241	$24,919	$(72,203)	$(47,043)
Net loss	-	-	-	(5,916)	(5,916)
Balance, September 30, 2020	2,417,002	$241	$24,919	$(78,119)	$(52,959)

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

CRUCIAL INNOVATIONS, CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(17,601)	$(17,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1,953
Changes in operating assets and liabilities:
Prepaid expenses	(12,910)	-
Accounts payable - related party	3,011	11,250
Accrued expenses	-	(2,000)
Accrued interest	3,520	-
Net Cash Used in Operating Activities	(23,980)	(5,894)

Cash Flows from Financing Activities:
Proceeds from related party	17,500	5,894
Proceeds from convertible note	6,480	-
Net Cash Provided by Financing Activities	23,980	5,894

Net change in cash	-	-
Cash, beginning of period	-	1,950
Cash, end of period	$-	$1,950

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

CRUCIAL INNOVATIONS, CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

Basic and Diluted Net Loss Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued.

As of September 30, 2021, and 2020, there were approximately 2,160 and 0 common stock equivalents outstanding, respectively, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

Recent Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company has adopted this standard on January 1, 2021.

NOTE 2 – GOING CONCERN

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2021, the Company had an accumulated deficit of $109,181, a net loss of $17,601 for the nine months ended September 30, 2021 and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2021.

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

NOTE 3 – PREPAID EXPENSES

As of September 30, 2021, prepaid expenses consist of advances made on professional fees. As of September 30, 2021 and December 31, 2020, prepaid expenses were $12,910 and $0, respectively

NOTE 4 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a promissory note.

During the nine months ended September 30, 2021 and 2020, a related party paid operating expenses of $17,500 and $0, respectively.

During the nine months ended September 30, 2021 and 2020, our former director advanced $0 and $3,894 for operating expenses.

During the nine months ended September 30, 2021 and 2020, consulting services rendered by related party to the Company were $0 and $11,250, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

NOTE 6 – CONVERTIBLE NOTE

During the nine months ended September 30, 2021, the Company issued a convertible note with a conversion price of 60% discount on the market price to pay operating expenses of $6,480. During the same period, conversion price of this note was amended to a fixed conversion price of $3.00 per share of common stock. As result, under ASU 2020-06, we will no longer incur non-cash interest expense related to the accretion of the debt discount associated with the embedded conversion option. The Company shall repay the amount of $10,000 within 90 days. During the nine months ended September 30, 2021, the Company recorded interest expense of $3,520. At September 30, 2021, the Company had convertible note of $6,480 and accrued interest of $3,520, and is currently in default.

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

Results of Operations

FOR THREE MONTHS ENDED September 30, 2021, COMPARED TO THREE MONTHS ENDED September 30, 2020.

The Company has not generated revenues for the three months ended September 30, 2021, and 2020.

Our net loss for the three months ended September 30, 2021, was $3,519 compared to a net loss of $5,916 for three months ended September 30, 2020. For September 30, 2021 operating expenses were $3,011 compared to $5,916 for September 30, 2020, the decrease was primarily from reduced professional fees. For the three months ended 2021 we recognized $508 for interest expense on a convertible note, for 2020 we did not have interest expense.

FOR NINE MONTHS ENDED September 30, 2021, COMPARED TO NINE MONTHS ENDED September 30, 2020.

The Company has not generated revenues for the nine months ended September 30, 2021 and 2020.

Our net loss for the nine months ended September 30, 2021, was $17,601 compared to a net loss of $17,097 for nine months ended September 30, 2020. For September 30, 2021 operating expenses were $14,081 compared to $17,097 for September 30, 2020. For the nine months ended 2021 we recognized $3,520 for interest expense on a convertible note issued in 2021, for 2020 we did not have interest expense.

As of September 30, 2021, and December 31, 2020, the number of shares outstanding was 32,417,002.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, our total assets were $12,910, for prepaid accounting fees. As of December 31, 2020, our total assets were $0.

As of September 30, 2021, our total liabilities were $30,940, for accounts payable of $3,440, convertible note and accrued interest of $10,000, and due to related party of $17,500.

As of December 31, 2020, our total liabilities were $429, for accounts payable.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the nine months ended September 30, 2021, net cash flows used in operating activities was $23,980. Cash flows used in operating activities for the nine months ended September 30, 2020, was $5,894.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the nine months ended September 30, 2021, and 2020.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine months ended September 30, 2021, net cash provided by financing activities was $23,980 for issuance of a convertible note of $6,480 and related party loans of $17,500. For the nine months ended September 30, 2020, net cash from financing activities was $5,894, for related party loans.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have not identified any additional critical accounting policies and judgments. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of September 30, 2021. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management’s report in this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2021, we had no sales of unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the three months ended September 30, 2021, we had no senior securities issued and outstanding.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT SCHEDULE

Exhibit Number		Document Description
(1)	3 (i)	Articles of Incorporation filed with the Nevada Secretary of State of February 28, 2018.
(1)	3 (ii)	Bylaws
(2)	10.1	Equity Purchase Agreement dated December 31, 2020, by and between Crucial Innovations Corp. and Mercantile Global Holdings, Inc.
(3)	10.2	Mutual Termination Agreement dated September 2, 2021 by and between Crucial Innovations Corp. and Mercantile Global Holdings, Inc.
(4)	10.3	Share Purchaser Agreement dated September 13, 2021 by and between Crucial Innovations Corp. and JPD Capital PPC.
#	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
##	32.1	Certification of the Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
##	32.1	Certification of the Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
#	101	Interactive data files pursuant to Rule 405 of Regulation S-T.
#	101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
#	101.SCH	Inline XBRL Taxonomy Extension Schema Document.
#	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
#	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
#	101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
#	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
#	104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

(2) Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2021.

(3) Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on September 16, 2021.

(4) Incorporated by reference from the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2021.

# Filed herewith.

## Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2022.

CRUCIAL INNOVATIONS CORP.

By	/s/ Jon-Paul Doran
Jon-Paul Doran
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2022.

Name	Title

/s/ Jon-Paul Doran	President, Chief Executive Officer,
Jon-Paul Doran	Secretary, and Director

/s/ Timothy Ambrose	Principal Financial Officer,
Timothy Ambrose	Principal Accounting Officer, and
Chairman of the Board of Directors

