Form 10-K
period 2021-12-31
Crucial Innovations, Corp.
filed 2022-07-01
CIK 1766016

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-229638

CRUCIAL INNOVATIONS CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-1446012
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates (based on the closing sale price of the registrant’s Common Stock, as reported by the OTC Markets Group Inc.) was approximately $3,900,000 as of June 30, 2021.

As of June 27, 2022, the number of shares of the registrant’s Common Stock outstanding was 32,417,002, par value $0.0001 per share.

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

GENERAL INFORMATION

We were incorporated in the State of Nevada on February 28, 2018. So far, the Company has no revenue, it possesses minimal assets and has incurred losses since inception. We maintain our office at 120 Moorgate, London EC2M 6UR, United Kingdom. Our telephone number is +44 77 4212 5992.

We were initially engaged in the business of English language tutoring over the Internet. However, were not able to execute our original business plan, develop significant operations or achieve commercial sales. We currently are pursuing the completion of an acquisition which will create a viable business model and value for our stockholders.

Effective November 9, 2020, Reinis Kosins, our former President and sole director resigned as an officer of the Company and from the Board of Directors, and Laura De Leon Castro was appointed as President, Secretary, Treasurer, Principal Executive Officer, Principal Accounting Officer, and sole director.

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

On December 31, 2020, the Company entered into a definitive Equity Purchase Agreement with Mercantile Global Holdings, Inc., a Delaware corporation (“MGH”). However, the parties could not consummate the transaction and on September 2, 2021, the Company and MGH entered into a Mutual Termination Agreement, whereby the parties agreed to terminate the Equity Purchase Agreement. The Mutual Termination Agreement provided for a mutual release of the parties.

On October 17, 2021, the Board of Directors of the Company which, at that time, consisted solely of Laura De Leon Castro, elected two new additional directors, Timothy Ambrose and Jon-Paul Doran. On October 18, 2021, Laura De Leon Castro resigned as President, Chief Executive Officer, Secretary, Treasurer, and a Director and Chairman of the Board of Directors of the Company. Concurrently, Timothy Ambrose was elected as Chairman of the Board of Directors and Jon-Paul Doran was elected as President, Chief Executive Officer, and Secretary of the Company.

On April 13, 2022, the Company entered into a definitive Share Exchange Agreement (the “Exchange Agreement”) with the stockholders of Eco Equity Limited, a company organized under the laws of England and Wales (“EE UK”). Pursuant to the terms of the Exchange Agreement, the Company will acquire 100% of the issued and outstanding shares of capital stock of EE UK, in exchange for the issuance of 42,000,000 restricted newly issued, fully paid and non-assessable shares of common stock of the Company (the “Exchange Shares”) at a ratio of 0.0763 Exchange Share for each of the surrendered shares transferred by the EE UK stockholders, which will represent fifty-six percent (56%) of all issued and outstanding shares of Company common stock at the time of the closing of the transaction. The Exchange Shares were valued at $71,404 or $.0017 per share. As the Company’s stock is thinly traded, the value assigned to the Exchange Shares to be issued under the Exchange Agreement was the last sale of Company’s common stock during October 2020 for $.0017 per share. In addition, we will assume all assets and liabilities of EE UK, which includes EE UK’s wholly owned subsidiary, Eco-Equity Zimbabwe (Private) Limited, a Zimbabwe-registered company (“EE Zim”). As of June 27, 2022, the transactions contemplated by the Exchange Agreement, including the issuance of the 42,000,000 Exchange Shares, has not been consummated. The Company intends to pursue the sale of cannabis-related products from EE Zim.

EMPLOYEES

We have no employees.

GOVERNMENT REGULATIONS

We will be subject to applicable laws and regulations that relate directly or indirectly to our operations including United States securities laws.

Item 1A. Risk Factors.

Not required for Smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not required for Smaller reporting companies.

Item 2. Properties.

Our business office is located at 120 Moorgate, London EC2M 6UR, United Kingdom. Our telephone number is +44 77 4212 5992. Our leased office space consists of 800 square feet in a shared office facility. We pay $6,500 per month on a month -to- month basis. Our facilities are adequate for our present needs.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock currently trades on the Expert Market Tier of OTC Markets Group, Inc. under the symbol “CINV” and is labeled as “Delinquent SEC Reporting.” The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Stock on the Expert Market is not eligible for proprietary broker-dealer quotations. All quotes in stock on the Expert Market reflect unsolicited customer orders. Unsolicited-Only stocks, such as ours, have a higher risk of wider spreads between bid and asked quotations, increased volatility, and price dislocations. Investors may have difficulty selling our stock. An initial review by a broker-dealer under SEC Rule15c2-11 is required for brokers to publish competing quotes and provide continuous market making in our stock. The Expert Market serves broker-dealer pricing and investor best execution needs. Quotations in Expert Market securities are restricted from public viewing. OTC Markets Group designates securities for quoting on the Expert Market when the issuer has not disclosed its financial information for a period of slightly in excess of six months or is otherwise not making current information publicly available under SEC Rule 15c2-11, or when the security is otherwise restricted from public quoting. The common stock previously traded on the Pink Tier of OTC Markets Group, Inc.

The reported high and low prices for our common stock are shown below for the period from January 1, 2020 through June 29, 2022. All quoted prices reflect inter-dealer prices without retail markup, mark-down or commission and may not necessarily represent actual transactions.

	2022 (1) (2)		2021 (1)		2020 (1)
	High	Low	High Bid	Low Bid	High Bid	Low Bid
First Quarter ended March 31	$11.99	$11.99	$8.00	$4.05	$-	$-
Second Quarter ended June 30	$11.99	$11.99	$4.50	$3.20	$-	$-
Third Quarter ended September 30	-	-	$12.00	$4.00	$4.25	$3.00
Fourth Quarter ended December 31	-	-	$11.00	$8.00	$5.00	$0.0017

(1) The Company’s Registration Statement on Form S-1 was declared effective by the SEC on April 8, 2019. The first quoted prices did not occur until September 9, 2020. There has been very limited trading from September 9, 2020 through June 27, 2022.

(2) The second quarter of 2022 is for the period April 1, 2022 through June 29, 2022.

Registered Holders of our Common Stock

As of June 27, 2022, there were 5 record owners of our common stock. We believe that some additional stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Dividends

The Company has not declared any dividends since inception and does not anticipate paying any dividends in the foreseeable future on its common stock. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Equity Compensation Plans

None

Recent Sales of Unregistered Securities

In October 2020, we agreed to settle two accounts payable totaling $51,003 by the issuance of an aggregate of 30,000,000 restricted shares of our common stock, or $0.0017 or share. The shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and the provisions of Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2021, the Company did not repurchase any shares of its Common Stock.

Penny Stock Designation

The SEC has adopted Rule 3a51-1, which defines a “penny stock” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Because the price of our Common Stock is less than $5.00 (and we do not meet any of the alternative exemptive criteria), our Common Stock is deemed to be a penny stock. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires that a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our Common Stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a development stage corporation with limited operations and no revenues from our business operations. We do not anticipate that we will generate significant revenues until we have raised significant funds. There is no assurance we will ever generate revenue even if we raised all necessary funds.

GOING CONCERN

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We are in start-up stage operations and have not generated any revenues. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months.

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

COVID-19

In December 2019, a novel strain of COVID-19 was reported in China. Since then, the COVID-19 has spread globally including across North America and the United States. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020.

Specifically, we caution that our business could be materially and adversely affected by the risks, or the public perception of the risks, related to the outbreak of COVID-19. To date, COVID has directly impacted the ability we have to participate in trade show events and other in-person marketing. Although retailers which may carry our products may be considered essential businesses and therefore be allowed to remain operational, they may experience significantly reduced demand. The risk of a pandemic, or public perception of the risk, could cause customers to avoid public places, including retail properties, and could cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our inventory to our customers. Further, such risks could also adversely affect retail customers’ financial condition, resulting in reduced spending on our products, which are marketed as premium products. “Shelter-in-place” or other such orders by governmental entities could also disrupt our operations, if our employees or the employees of our sourcing partners who cannot perform their responsibilities from home, are not able to report to work. Risks related to an epidemic, pandemic, or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our co-packing facilities or operations of our sourcing partners.

CRITICAL ACCOUNTING POLICIES

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Overview. We had no revenues for the years ended December 31, 2021 and 2020, respectively. We reported net losses of $22,566 and $30,558 for the years ended December 31, 2021 and 2020, respectively. The $7,992 decrease in net loss is attributable to the factors discussed below.

Revenues. We generated no revenues for the years ended December 31, 2021 and 2020.

Expenses. For the year ended December 31, 2021 and 2020, we incurred total operating expenses of $19,046 and $18,511, the $535 increase was primarily from a small increase in professional fees.

Other Income (Expense). Our total other income (expense) was ($3,520) and ($12,047) for the years ended December 31, 2021 and 2020, respectively. The decrease of $8,527 was attributable to $3,520 interest expense on our convertible notes payable for the year ended December 31, 2021 and a $12,047 impairment charge on our website development during the year ended December 31, 2020.

The number of shares outstanding was 32,417,002 for the twelve months ended December 31, 2021 and 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2021, our total assets were $10,750 for prepaid accounting fees. As of December 31, 2020, our total liabilities were $33,745, including accounts payable of $6,245, convertible note and accrued interest of $10,000, and due to related party of $17,500.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the year ended December 31, 2021.  Net cash flows used in operating activities was $23,980.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For year ended December 31, 2021, net cash provided by financing activities was $23,980 for issuance of a convertible note of $6,480 and related party loans of $17,500.

PLAN OF OPERATION

Our plan of operation for the following twelve months is to transform the Company with the following:

On April 13, 2022, the Company entered into a definitive Share Exchange Agreement (the “Exchange Agreement”) with the stockholders of Eco Equity Limited, a company organized under the laws of England and Wales (“EE UK”). Pursuant to the terms of the Exchange Agreement, the Company will acquire 100% of the issued and outstanding shares of capital stock of EE UK, in exchange for the issuance of 42,000,000 restricted newly issued, fully paid and non-assessable shares of common stock of the Company (the “Exchange Shares”) at a ratio of 0.0763 Exchange Share for each of the surrendered shares transferred by the EE UK stockholders, which will represent fifty-six percent (56%) of all issued and outstanding shares of Company common stock at the time of the closing of the transaction. The Exchange Shares were valued at $71,404 or $.0017 per share. As the Company’s stock is thinly traded, the value assigned to the Exchange Shares to be issued under the Exchange Agreement was the last sale of Company’s common stock during October 2020 for $.0017 per share. In addition, we will assume all assets and liabilities of EE UK, which includes EE UK’s wholly owned subsidiary, Eco-Equity Zimbabwe (Private) Limited, a Zimbabwe-registered company (“EE Zim”). As of June 27, 2022, the transactions contemplated by the Exchange Agreement, including the issuance of the 42,000,000 Exchange Shares, has not been consummated. The Company intends to pursue the sale of cannabis-related products from EE Zim.

On October 17, 2021, the Board of Directors of the Company which, at that time, consisted solely of Laura De Leon Castro, elected two new additional directors, Timothy Ambrose and Jon-Paul Doran. On October 18, 2021, Laura De Leon Castro resigned as President, Chief Executive Officer, Secretary, Treasurer, and a Director and Chairman of the Board of Directors of the Company. Ms. De Leon Castro’s resignation was not the result of any disagreements with the Company regarding our operations, policies, practices or otherwise. Concurrently, Timothy Ambrose was elected as Chairman of the Board of Directors and Jon-Paul Doran was elected as President, Chief Executive Officer, and Secretary of the Company. The appointment of Mr. Ambrose and Mr. Doran was considered a change in control of the Company.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The Company’s Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm are set forth on pages F-1 through F-11 of this report and are incorporated by reference in this Item 8.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2021. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the years ended December 31, 2021 and 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The name, address and position of our present officers and directors are set forth below:

Name	Age	Position

Jon-Paul Doran 120 Moorgate London EC2M 6UR United Kingdom	35	President, CEO, Secretary, and Director – appointed on October 17, 2021.

Timothy Ambrose 120 Moorgate London EC2M 6UR United Kingdom	42	Chairman of the Board of Directors – appointed on October 17, 2021.

Jon-Paul Doran – President, Chief Executive Officer, Secretary, and Director

Mr. Doran, born in Zimbabwe, started his career at Citigroup before moving into the Private Equity industry working in the Far East and the Middle East. From here he moved into the cannabis industry after identifying the opportunities in the market and the chance to help provide alternative treatments to those in need of care. Together with Timothy Ambrose, in 2018 he founded Eco-Equity Zimbabwe (Private) Limited (“EE Zim”), a licensed holder for Medical Cannabis Cultivation and Production in Zimbabwe, Africa. In October 2019, Mr. Ambrose and he founded JPD Capital PCC Limited, a London, UK-based investment banking firm, and JPD Capital, a Guernsey-based fund. Mr. Doran currently serves as CEO of Eco Equity Limited (“EE UK”) and as CEO of JPD Capital PCC Limited, as well as JPD Fund.

Timothy Ambrose - Chairman of the Board of Directors

Mr. Ambrose has extensive experience in building and leading high-performing commercial operations and digital operations. He started his professional career at McKinsey before holding executive roles at DMGT, Trinity Mirror PLC and, more recently, Local Word Ltd., where he was part of the team that completed a £220 million sale of the business to Trinity Mirror in October 2016. Together with Jon-Paul Doran, in 2018 he founded EE Zim, a licensed holder for Medical Cannabis Cultivation and Production in Zimbabwe, Africa. In October 2019, Mr. Doran and he founded JPD Capital PCC Limited, a London, UK-based investment banking firm, and JPD Capital, a Guernsey-based fund. Mr. Ambrose currently serves as COO of EE UK and COO of JPD Capital PCC Limited, as well as JPD Fund.  Mr. Ambrose attended Queen Mary’s College, where he received a degree in business, and the University of Portsmouth, where he received a Bachelor of Law (LLB) degree.

The Company believes that both Mr. Doran and Mr. Ambrose have the educational backgrounds and business and operational experiences that give each of them the qualifications and skills to serve as Directors and in their respective officer positions.

Delinquent Section 16(a) Reports

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Business Conduct

We have not adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K.

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

SUMMARY COMPENSATION TABLE

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards $)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total Compensation ($)
Reinis Kosins (1)	Pres., CEO, Treas., Sec.	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Laura DeLeon Castro (2)	Pres., CEO, Treas., Sec.	2020 2021	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Jon-Paul Doran (3)	Pres., CEO, Sec.	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Timothy Ambrose (4)	Chairman of the Board	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Kosins resigned as an officer and director on October 30, 2020 and his resignation became effective on November 9, 2020.
(2)	Ms. De Leon Castro was elected as an officer and director on October 30, 2020 and her election became effective on November 9, 2020. She resigned on October 18, 2021.
(3)	Mr. Doran was elected as a director on October 17, 2021 and as an officer on October 18, 2021.
(4)	Mr. Ambrose was elected as a director on October 17, 2021 and as Chairman of the Board on October 18, 2021.

During the past two (2) fiscal years, members of our Board of Directors were not compensated for their services

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors, Executive Officers, and Certain Shareholders

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of June 27, 2022, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K, (iii) all current directors and executive officers as a group, and each person know to us to be the beneficial owner of five percent or more of the Company’s outstanding common stock.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock. This table is based upon the most current information obtained.

Name and Address of Beneficial Owner	Number of Common Shares	Percent of Common Stock (1)
Jon-Paul Doran, President, CEO, Secretary and Director 120 Moorgate, London, EC2M 6UR	10,000,000	30.85%
Timothy Ambrose, Chairman of the Board of Directors 120 Moorgate, London, EC2M 6UR	10,000,000	30.85%
All Current Directors and Executive Officers as a group (2 Persons)	20,000,000	61.70%

Beneficial Owner of More than 5%

The Consulting Agency LLC 2630 W. Broward Blvd., Suite 203-581 Fort Lauderdale, FL 33312 Mirek K. Gorny, Manager	10,000,000	30.85%

(1)	Percentage of beneficial ownership and voting power is based on 32,417,002 shares of Common Stock outstanding as of June 27, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Related Party Transactions

We follow ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. When and if we contemplate entering into a transaction in which any executive officer, director, nominee, or any family member of the foregoing would have a direct or indirect interest, regardless of the amount involved, the terms of such transaction are to be presented to our full Board (other than any interested director) for approval, and documented in the Board minutes. Other than as disclosed below, we have had no related party transactions during the past two fiscal years.

On September 24, 2021, JP Capital, a company controlled by Jon-Paul Doran, the Company’s CEO, advanced working capital of $17,500 to the Company.  As of June 27, 2022, the $17,500 advance had not been repaid.

In December 2021, Jon-Paul Doran and Timothy Ambrose each acquired 10,000,000 restricted shares of our Common Stock from First Choice Marketing Group, LLC, which, at the time, was an affiliate of the Company, owning 61.7% of the issued and outstanding shares of our Common Stock.

On April 13, 2022, the Company entered into the Exchange Agreement with the stockholders of EE UK.  At that time, Jon-Paul Doran, our sole officer and a director, was also CEO and the majority stockholder of EE UK. Pursuant to the Exchange Agreement, Mr. Doran will be issued 14,755,040 shares of our Common Stock in exchange for his shares in EE UK.  Timothy Ambrose, our Chairman of the Board of Directors, was also COO and a significant stockholder of EE UK.  Mr. Ambrose will be issued 4,746,546 shares of our Common Stock in exchange for his shares of EE UK.  Due to the fact that Mr. Doran and Mr. Ambrose are our only directors, there were no non-interested directors to negotiate or approve this transaction.

DIRECTOR INDEPENDENCE

Neither Jon-Paul Doran nor Timothy Ambrose is currently considered to be an independent director.

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit B.F. Borgers CPA PC for services for the fiscal years 2021 and 2020, respectively.

Fee Category	Fiscal Year 2021	Fiscal Year 2020
Audit Fees	$13,230	$11,000
Audit-Related Fees
Tax Fees	—	—
All Other Fees	—	—
Total	$13,230	$11,000

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are filed as part of this report:

The Financial Statements of Crucial Innovations Corp. at December 31, 2021 and 2020, and for each of the two fiscal years in the period ended December 31, 2021, together with the reports of the Independent Registered Public Accounting Firm, are set forth on pages F-1 through F-11 of this Report.

(2) Not applicable.

(3) Exhibits

 EXHIBIT SCHEDULE

Exhibit Number		Document Description
(1)	3(i)	Articles of Incorporation filed with the Nevada Secretary of State of February 28, 2018.
(1)	3(ii)	Bylaws.
#	10.1	Form of Share Exchange Agreement dated April 13, 2022, by and between Crucial Innovations Corp. and the Stockholders of Eco Equity Limited.
#	10.2	Registry of shares of Eco-Equity Zimbabwe (Private) Limited.
#	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
##	32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
#	101

The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Stockholders’ Deficit; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to the Condensed Financial Statements.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1, SEC File No. 333-229638 as declared effective by the Commission on April 9, 2019.

# Filed herewith.

## Furnished, not filed.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 1, 2022.

CRUCIAL INNOVATIONS CORP.

By:	/s/ Jon-Paul Doran
Jon-Paul Doran
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 1, 2022.

Signature	Title

/s/ Jon-Paul Doran	President, Chief Executive Officer, Secretary, and Director
Jon-Paul Doran	(Principal Executive Officer and Principal Accounting Officer)

/s/ Timothy Ambrose	Chairman of the Board of Directors
Timothy Ambrose

INDEX TO FINANCIAL STATEMENTS

CRUCIAL INNOVATIONS CORP.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Crucial Innovations Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crucial Innovations Corp (the “Company”) as of December 31, 2021, and 2020, the related statement of operations, stockholders’ equity, and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for the years ended through December 31, 2021, and 2020, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor since 2019

Lakewood, CO

July 1, 2022

CRUCIAL INNOVATIONS CORP.

CONDENSED BALANCE SHEETS

	December 31, 2021	December 31, 2020

Assets
Current assets:
Cash	$-	$-
Prepaid expenses	10,750	-
Total current assets	10,750	-

Total Assets	$10,750	$-

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$6,245	$429
Convertible note and accrued interest	10,000	-
Due to related party	17,500	-
Total current liabilities	33,745	429

Commitments and contingencies	-	-

Stockholders' deficiency:
Common stock, $0.0001 par value, 75,000,000 shares authorized 32,417,002 issued and outstanding as of December 31, 2021 and 2020	3,241	3,241
Additional paid-in capital	87,910	87,910
Accumulated deficit	(114,146)	(91,580)
Total stockholders' deficiency	(22,995)	(429)

Total Liabilities and Stockholders' Deficiency	$10,750	$-

The accompanying notes to the condensed financial statements are an integral part of these statements.

CRUCIAL INNOVATIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2021	December 31, 2020

Operating expenses:
Professional fees	$18,885	$17,861
General and administrative expenses	161	650
Total operating expenses	19,046	18,511

Net operating income (loss)	(19,046)	(18,511)

Other income (expense):
Interest expense	(3,520)	-
Impairment expense	-	(12,047)
Total Other income (expense)	(3,520)	(12,047)

Net income (loss)	$(22,566)	$(30,558)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	32,417,002	6,773,166

The accompanying notes to the condensed financial statements are an integral part of these statements.

CRUCIAL INNOVATIONS CORP.

CONDENSED OF CHANGES IN STOCKHOLDERS'  DEFICIT

	Common Stock		Additional		Total
			Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency
Balance at December 31, 2019	2,417,002	$241	$24,919	(61,022)	$(35,862)

Common shares issued to settle related party debt	30,000,000	3,000	48,003	-	51,003
Related party debt forgiven to additional paid-in capital	-	-	14,988	-	14,988
Net loss	-	-	-	(30,558)	(30,558)

Balance at December 31, 2020	32,417,002	$3,241	$87,910	(91,580)	$(429)

Net loss	-	-	-	(22,566)	(22,566)

Balance at December 31, 2021	32,417,002	$3,241	$87,910	(114,146)	$(22,995)

The accompanying notes to the condensed financial statements are an integral part of these statements.

CRUCIAL INNOVATIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2021	December 31, 2020

Cash flows from operating activities:
Net income (loss)	$(22,566)	$(30,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss of website	-	12,047
Changes in operating assets and liabilities:
Prepaid expenses	(10,750)	-
Accounts payable	5,816	429
Accrued interest	3,520	-
Accrued expenses - related party	-	12,501
Net cash used in operating activities	(23,980)	(5,581)

Cash flows from financing activities
Director loan - related party	17,500	5,581
Proceeds from convertible note	6,480	-
Net cash provided by financing activities	23,980	5,581

Net increase (decrease) in cash	-	-
Cash - beginning of the year	-	-
Cash - end of the year	$-	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

Supplemental disclosure for non-cash financing activities:
Common stock issued for conversion of related party debt	$-	$51,003
Related party debt forgiven to additional paid-in capital	$-	$14,988

The accompanying notes to the condensed financial statements are an integral part of these statements.

CRUCIAL INNOVATIONS CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Crucial Innovations Corp. (referred as the “Company”, “we”, “our”) was incorporated in the State of Nevada and established on February 28, 2018.   We were initially engaged in the business of English language tutoring over the Internet. However, were not able to execute our original business plan, develop significant operations or achieve commercial sales. We currently are pursuing the completion of an acquisition which will create a viable business model and value for our stockholders

On October 17, 2021, the Board of Directors of the Company which, at that time, consisted solely of Laura De Leon Castro, elected two new additional directors, Timothy Ambrose and Jon-Paul Doran. On October 18, 2021, Laura De Leon Castro resigned as President, Chief Executive Officer, Secretary, Treasurer, and a Director and Chairman of the Board of Directors of the Company. Ms. De Leon Castro’s resignation was not the result of any disagreements with the Company regarding our operations, policies, practices or otherwise. Concurrently, Timothy Ambrose was elected as Chairman of the Board of Directors and Jon-Paul Doran was elected as President, Chief Executive Officer, and Secretary of the Company. The appointment of Mr. Ambrose and Mr. Doran was considered a change in control of the Company.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash or cash equivalents as of December 31, 2021 and 2020.

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

Basic and Diluted Net Loss Per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

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

As of December 31, 2021, and 2020, there were approximately 3,300 and -0- common stock equivalents outstanding, respectively, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.

Fair Value Measurements

In September 2006, the FASB issued ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 were effective January 1, 2008.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observations of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of December 31, 2021 and 2020.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods and service transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery. For the years ended December 31, 2021 and 2020, the Company reported $-0- revenues.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, the Company does not foresee generating taxable income in the near future and utilizing its deferred tax asset, therefore, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has no material uncertain tax positions for any of the reporting periods presented.

Recent Accounting Pronouncements

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2021, the Company had an accumulated deficit of $114,146, a net loss of $22,566 for the year ended December 31, 2021 and has not earned any revenues. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

NOTE 4 – PREPAID EXPENSES

As of December 31, 2021, prepaid expenses consist of advances made on professional fees. As of December 31, 2021 and 2020, respectively, prepaid expenses were $10,750 and $0, respectively

NOTE 5 – RELATED PARTY TRANSACTIONS

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

On September 24, 2021, a company controlled by the Company’s CEO, advanced working capital of $17,500 to the Company.  As of December 31, 2021, the $17,500 advance is reported as due to related party in the accompanying balance sheet.

During the year ended December 31, 2020, our former director advanced $5,581 for operating expenses. During the year ended December 31, 2020, the Company converted $51,003 of debt to our former director for 30,000,000 shares of common stock.

During the year ended December 31, 2020, related party debt of $14,988 was forgiven and recorded to additional paid-in capital.

NOTE 6 – CONVERTIBLE NOTE

Om April 14, 2021, the Company issued a convertible note with a conversion price of 60% discount on the market price to pay operating expenses of $6,480. On June 30, 2021, conversion price of this note was amended to a fixed conversion price of $3.00 per share of common stock. As result, under ASU 2020-06, the Company will no longer incur non-cash interest expense related to the accretion of the debt discount associated with the embedded conversion option. The Company shall repay the amount of $10,000 within 90 days. During the year ended December 31, 2021, the Company recorded interest expense of $3,520. At December 31, 2021, the Company had convertible note of $6,480 and accrued interest of $3,520 for an aggregate of $10,000 and is currently in default.

NOTE 7 – STOCKHOLDER’ EQUITY

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

During October 2020, the Company issued 30,000,000 shares of common stock, pursuant to conversions of related party debt of $51,003.

During December 2020, a related party forgave a $14,988 advance to the Company. The Company wrote-off the $14,988 advance to additional paid in capital in the accompanying consolidated balance sheets.

There were 32,417,002 shares of common stock issued and outstanding as of December 31, 2021 and 2020.

NOTE 8 – INCOME TAXES

The Company’s policy is to provide for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company is not aware of any uncertain tax position that, if challenged, would have a material effect on the financial statements for the year ended December 31, 2021 or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open for examination.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	2021	2020
Income tax provision at the federal statutory rate	21%	21%
Effect on operating losses	(21)%	(21)%

The net deferred tax assets consist of the following:

	December 31, 2021	December 31, 2020
Deferred tax asset	$23,971	$19,232
Valuation allowance	(23,971)	(19,232)
Net deferred tax asset	$-	$-

The change in the valuation allowance for the year ended December 31, 2021 was an increase of $4,739.

NOTE 9 – SUBSEQUENT EVENTS

On April 13, 2022, the Company entered into a definitive Share Exchange Agreement (the “Exchange Agreement”) with the stockholders of Eco Equity Limited, a company organized under the laws of England and Wales (“EE UK”). Pursuant to the terms of the Exchange Agreement, the Company will acquire 100% of the issued and outstanding shares of capital stock of EE UK, in exchange for the issuance of 42,000,000 restricted newly issued, fully paid and non-assessable shares of common stock of the Company (the “Exchange Shares”) at a ratio of 0.0763 Exchange Share for each of the surrendered shares transferred by the EE UK stockholders, which will represent fifty-six percent (56%) of all issued and outstanding shares of Company common stock at the time of the closing of the transaction. The Exchange Shares were valued at $71,404 or $0.0017 per share. As the Company’s stock is thinly traded, the value assigned to the Exchange Shares to be issued under the Exchange Agreement was the last sale of Company’s common stock during October 2020 for $.0017 per share. In addition, we will assume all assets and liabilities of EE UK, which includes EE UK’s wholly owned subsidiary, Eco-Equity Zimbabwe (Private) Limited, a Zimbabwe-registered company (“EE Zim”). As of June 27, 2022, the transactions contemplated by the Exchange Agreement, including the issuance of the 42,000,000 Exchange Shares, has not been consummated. The Company intends to pursue the sale of cannabis-related products from EE Zim.

The Company evaluated all events or transactions that occurred after December 31, 2021 through June 17, 2022. During this period, the Company did not have any other material recognizable subsequent events.

