Form 10-Q
period 2022-03-31
Crucial Innovations, Corp.
filed 2022-07-01
CIK 1766016

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-229638

CRUCIAL INNOVATIONS CORP.
(Exact name of registrant as specified in its charter)

Nevada	EIN 98-1446012
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

120 Moorgate

London EC2M 6UR

United Kingdom

+44 77 4212 5992

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

There were 32,417,002 shares of the registrant’s common stock, $0.001 par value per share, outstanding on June 27, 2022.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CRUCIAL INNOVATIONS CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021

Assets
Current assets:
Cash	$-	$-
Prepaid expenses	10,750	10,750
Total current assets	10,750	10,750

Total Assets	$10,750	$10,750

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable	$9,470	$6,245
Convertible note and accrued interest	10,000	10,000
Due to related party	17,500	17,500
Total current liabilities	36,970	33,745

Commitments and contingencies	-	-

Stockholders' deficiency:
Common stock, $0.0001 par value, 75,000,000 shares authorized 32,417,002 issued and outstanding as of March 31, 2022 and December 31, 2021	3,241	3,241
Additional paid-in capital	87,910	87,910
Accumulated deficit	(117,371)	(114,146)
Total stockholders' deficiency	(26,220)	(22,995)

Total Liabilities and Stockholders' Deficiency	$10,750	$10,750

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

CRUCIAL INNOVATIONS CORP.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Operating expenses:
Professional fees	$2,400	$-
General and administrative expenses	825	-
Total operating expenses	3,225	-

Net operating income (loss)	(3,225)	-

Net income (loss)	$(3,225)	$-

Basic and diluted income (loss) per share	$(0.00)	$-

Weighted average number of common
shares outstanding - basic and diluted	32,417,002	32,417,002

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

CRUCIAL INNOVATIONS CORP.
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficiency
For the Three Months Ended March 31, 2021
Balance at 12/31/2020	32,417,002	$3,241	$87,910	$(91,580)	$(429)

Net loss				-	-

Balance at 3/31/2021	32,417,002	$3,241	$87,910	$(91,580)	$(429)

For the Three Months Ended March 31, 2022
Balance at 12/31/2021	32,417,002	$3,241	$87,910	$(114,146)	$(22,995)

Net loss				(3,225)	(3,225)

Balance at 03/31/2022	32,417,002	$3,241	$87,910	$(117,371)	$(26,220)

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

CRUCIAL INNOVATIONS CORP.
CONDENSED STATEMENTS OF CASH FLOW (Unaudited)

For the Three Months Ended
	March 31, 2022	March 31, 2021

Cash flows from operating activities:
Net income (loss)	$(3,225)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	3,225	-
Net cash used in operating activities	-	-

Net increase (decrease) in cash	-	-
Cash - beginning of the year	-	-
Cash - end of the year	$-	$-

Supplemental disclosures:
Interest paid	$-	$-
Income taxes	$-	$-

The accompanying notes to the unaudited condensed financial statements are an integral part of these statements.

CRUCIAL INNOVATIONS CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2021, as filed with the SEC on July 1, 2022.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. There was no impact on the statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash or cash equivalents as of March 31, 2022 and December 31, 2021.

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

As of March 31, 2022, and 2021, there were approximately 3,300 and -0- common stock equivalents outstanding, respectively, that were not included in the calculation of dilutive earnings per share as their effect would be anti-dilutive.

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees and consultants for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. Stock based compensation amounted to $-0- for the three months ended March 31, 2022 and 2021.

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

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of March 31, 2022 and December 31, 2021.

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods and service transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.  For the three months ended March 31, 2022 and 2021, the Company reported $-0- revenues.

Income Taxes

The Company’s policy is to provide for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The U.S. Tax Cuts and Jobs Act (TCJA) legislation reduces the U.S. federal corporate income tax rate from 35.0% to 21.0% and is effective June 22, 2018 for the Company. We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company’s policy is to provide for deferred income taxes based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates that will be in effect when the differences are expected to reverse. The U.S. Tax Cuts and Jobs Act (TCJA) legislation reduces the U.S. federal corporate income tax rate from 35.0% to 21.0% and is effective June 22, 2018 for the Company. We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company intends to file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2010 to 2021 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2022, the Company had an accumulated deficit of $117,371, a net loss of $3,225 for the three months ended March 31, 2022 and has not earned any revenues since inception. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

NOTE 4 – PREPAID EXPENSES

As of March 31, 2022 and December 31, 2021, prepaid expenses consist of advances made on professional fees. As of March 31, 2022 and December 31, 2021, prepaid expenses were $10,750.

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

On September 24, 2021, a company controlled by the Company’s CEO advanced operating expenses of $17,500.  As of March 31, 2022, the $17,500 advance is reported as due to related party in the accompanying balance sheet.

NOTE 6 – CONVERTIBLE NOTE

On April 14, 2021, the Company issued a convertible note with a conversion price of 60% discount on the market price to pay operating expenses of $6,480. On June 30, 2021, conversion price of this note was amended to a fixed conversion price of $3.00 per share of common stock. As result, under ASU 2020-06, the Company will no longer incur non-cash interest expense related to the accretion of the debt discount associated with the embedded conversion option. The Company shall repay the amount of $10,000 within 90 days. As of March 31, 2022 and December 31, 2021, the Company had a convertible note of $6,480 and accrued interest of $3,520 for and aggregate of $10,000 and is currently in default.

NOTE 7 – STOCKHOLDER’ EQUITY

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

There were 32,417,002 shares of common stock issued and outstanding as of March 31, 2022 and December 31, 2021.

NOTE 8 – SUBSEQUENT EVENTS

On April 13, 2022, the Company entered into a definitive Share Exchange Agreement (the “Exchange Agreement”) with the stockholders of Eco Equity Limited, a company organized under the laws of England and Wales (“EE UK”). Pursuant to the terms of the Exchange Agreement, the Company will acquire 100% of the issued and outstanding shares of capital stock of EE UK, in exchange for the issuance of 42,000,000 restricted newly issued, fully paid and non-assessable shares of common stock of the Company (the “Exchange Shares”) at a ratio of 0.0763 Exchange Share for each of the surrendered shares transferred by the EE UK stockholders, which will represent fifty-six percent (56%) of all issued and outstanding shares of Company common stock at the time of the closing of the transaction. The Exchange Shares were valued at $71,404 or $0.0017 per share. As the Company’s stock is thinly traded, the value assigned to the Exchange Shares to be issued under the Exchange Agreement was the last sale of Company’s common stock during October 2020 for $0.0017 per share. In addition, we will assume all assets and liabilities of EE UK, which includes EE UK’s wholly owned subsidiary, Eco-Equity Zimbabwe (Private) Limited, a Zimbabwe-registered company (“EE Zim”). As of June 27, 2022, the transactions contemplated by the Exchange Agreement, including the issuance of the 42,000,000 Exchange Shares, has not been consummated. The Company intends to pursue the sale of cannabis-related products from EE Zim.

The Company evaluated all events or transactions that occurred after March 31, 2022 up through June 27, 2022. During this period, the Company did not have any other material recognizable subsequent events.

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

CRITICAL ACCOUTNING POLICIES

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Overview. We had no revenues for the three months ended March 31, 2022 and 2021, respectively. We reported net losses of $3,225 and $-0- for the three months ended March 31, 2022 and 2021, respectively. The $3,225 increase in net loss is attributable to the factors discussed below.

Revenues. We generated no revenues for the three months ended March 31, 2022 and 2021.

Expenses. For the three months ended March 31, 2022 and 2021, we incurred total operating expenses of $3,225 and $-0-. The $3,225 increase was attributable for an approximate $2,000 increase in professional fees and an approximate increase in other general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, our total assets were $10,750 for prepaid accounting fees. As of March 31, 2022, our total liabilities were $36,970 consisting of accounts payable for $9,470, convertible note and accrued interest for $10,000 and due to related party for $17,500.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the three months ended March 31, 2022, net cash flows used in operating activities was $-0-.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of March 31, 2022. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full-time staff. We believe that this is typical in many development stage companies. We may not be able to fully remediate the material weakness until we commence mining operations at which time, we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

This Quarterly does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management’s report in this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2022, we had no sales of unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the three months ended March 31, 2022, we had no senior securities issued and outstanding.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT SCHEDULE

Exhibit Number		Document Description
(1)	3 (i)	Articles of Incorporation filed with the Nevada Secretary of State of February 28, 2018.
(1)	3 (ii)	Bylaws.
(2)	10.1	Form of Share Exchange Agreement dated April 13, 2022, by and between Crucial Innovations Corp. and the Stockholders of Eco Equity Limited.
(2)	10.2	Registry of Shares of Eco-Equity Zimbabwe (Private) Limited
#	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
##	32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
#	101

The following financial information from the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Stockholders’ Deficit; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to the Financial Statements.

(1) Incorporated by reference from the Company’s Registration Statement on Form S-1, SEC File No. 333-229638 as declared effective by the Commission on April 9, 2019.

(2) Incorporated by reference from the Company’s Annual Report on Form 10-K, filed with the SEC on July 1, 2022.

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

Signature	Title

/s/ Jon-Paul Doran
Jon-Paul Doran	President, Chief Executive Officer, Treasurer, Secretary, and Director (Principal Executive Officer and Principal Accounting Officer)

/s/ Timothy Ambrose
Timothy Ambrose	Chairman of the Board of Directors

