Form 10-Q
period 2022-06-30
Crucial Innovations, Corp.
filed 2022-09-16
CIK 1766016

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

There were 32,417,002 shares of the registrant’s common stock, $0.001 par value per share, outstanding on September 14, 2022.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CRUCIAL INNOVATIONS, CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$-	$-
Prepaid expenses	-	10,750
Total Current Assets	-	10,750

Total Assets	$-	$10,750

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$11,238	$6,245
Convertible note and accrued interest	10,000	10,000
Director loan - related party	33,679	17,500
Total Current Liabilities	54,917	33,745

Total Liabilities	54,917	33,745

Commitments and contingencies	-	-

Stockholders' Deficit
Common stock: 75,000,000 authorized; $0.0001 par value, 32,417,002 shares issued and outstanding	3,241	3,241
Additional paid-in capital	87,910	87,910
Accumulated deficit	(146,068)	(114,146)
Total Stockholders' Deficit	(54,917)	(22,995)

Total Liabilities and Stockholders' Deficit	$-	$10,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

 CRUCIAL INNOVATIONS, CORP.

CONSENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-

Operating expenses
Professional fees	26,300	11,070	28,700	11,070
General and administrative expenses	2,397	-	3,222	-
Total operating expenses	28,697	11,070	31,922	11,070

Loss from operations	(28,697)	(11,070)	(31,922)	(11,070)

Other Expense
Interest expense	-	(3,012)	-	(3,012)
Total other expense	-	(3,012)	-	(3,012)

Net loss before taxes	(28,697)	(14,082)	(31,922)	(14,082)

Provision for income taxes	-	-	-	-

Net loss	$(28,697)	$(14,082)	$(31,922)	$(14,082)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	32,417,002	32,417,002	32,417,002	32,417,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIAL INNOVATIONS, CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

For the six months ended June 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	32,417,002	$3,241	$87,910	$(114,146)	$(22,995)

Net loss	-	-	-	(3,225)	(3,225)
Balance, March 31, 2022	32,417,002	$3,241	$87,910	$(117,371)	$(26,220)

Net loss	-	-	-	(28,697)	(28,697)
Balance, June 30, 2022	32,417,002	$3,241	$87,910	$(146,068)	$(54,917)

For the six months ended June 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	32,417,002	$3,241	$87,910	$(91,580)	$(429)

Net loss	-	-	-	-	-
Balance, March 31, 2021	32,417,002	$3,241	$87,910	$(91,580)	$(429)

Net loss	-	-	-	(14,082)	(14,082)
Balance, June 30, 2021	32,417,002	$3,241	$87,910	$(105,662)	$(14,511)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIAL INNOVATIONS, CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(31,922)	$(19,626)
Changes in operating assets and liabilities:
Prepaid expenses	10,750	-
Expenses paid by related party	16,179	-
Accounts payable	4,993	4,590
Accrued interest	-	3,012
Net Cash Used in Operating Activities	-	(6,480)

Cash Flows from Financing Activities:
Proceeds from convertible note	-	6,480
Net Cash Provided by Financing Activities	-	6,480

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIAL INNOVATIONS CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2022, the Company had an accumulated deficit of $146,068, a net loss of $31,922 for the six months ended June 30, 2022 and has not earned any revenues since inception. The Company intends to fund operations through equity financing arrangements and related party advances, which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On September 24, 2021, a company controlled by the Company’s CEO advanced to the Company an amount of $17,500 by paying for operating expenses on behalf of the Company.

During the six months ended June 30, 2022, the Company’s CEO advanced to the Company an amount of $16,179 by paying for operating expenses on behalf of the Company.

As of June 30, 2022, and December 31, 2021, the Company was obligated to the officer and related party, for an unsecured, non-interest-bearing demand loan with a balance of 33,679 and $17,500, respectively.

NOTE 5 – CONVERTIBLE NOTE

On April 14, 2021, the Company issued a convertible note with a conversion price of 60% discount on the market price to pay operating expenses of $6,480. On June 30, 2021, conversion price of this note was amended to a fixed conversion price of $3.00 per share of common stock. As result, under ASU 2020-06, the Company will no longer incur non-cash interest expense related to the accretion of the debt discount associated with the embedded conversion option. The Company shall repay the amount of $10,000 within 90 days. As of June 30, 2022, and December 31, 2021, the Company had a convertible note of $6,480 and accrued interest of $3,520 for and aggregate of $10,000 and is currently in default.

NOTE 6 – STOCKHOLDER’ EQUITY

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

There were 32,417,002 shares of common stock issued and outstanding as of June 30,2022 and December 31, 2021.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date these financial statements were available to be issued.

On April 13, 2022, the Company entered into a definitive Share Exchange Agreement (the “Exchange Agreement”) with the stockholders of Eco Equity Limited, a company organized under the laws of England and Wales (“EE UK”). Pursuant to the terms of the Exchange Agreement, the Company will acquire 100% of the issued and outstanding shares of capital stock of EE UK, in exchange for the issuance of 42,000,000 restricted newly issued, fully paid and non-assessable shares of common stock of the Company (the “Exchange Shares”) at a ratio of 0.0763 Exchange Share for each of the surrendered shares transferred by the EE UK stockholders, which will represent fifty-six percent (56%) of all issued and outstanding shares of Company common stock at the time of the closing of the transaction. In addition, we will assume all assets and liabilities of EE UK, which includes EE UK’s wholly owned subsidiary, Eco-Equity Zimbabwe (Private) Limited, a Zimbabwe-registered company (“EE Zim”). As of July 13, 2022, the transactions contemplated by the Exchange Agreement were deemed formally closed. EE UK and its wholly owned subsidiary, EE Zim, will now operate as first- and second tier, respectively, wholly owned subsidiaries of the Company.

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

CRITICAL ACCOUTNING POLICIES

Please refer to Note 2 - Summary of Significant Accounting Policies in the accompanying Notes to the Condensed Financial Statements.

RESULTS OF OPERATIONS

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended June 30, 2022, which are included herein.

Our operating results for the three and six months ended June 30, 2022, and 2021 and the changes between those periods for the respective items are summarized as follows.

Three months ended June 30, 2022, compared to three months ended June 30, 2021:

	Three Months Ended
	June 30,
	2022	2021	Changes ($)
Revenues	$-	$-	$-
Operating expenses	28,697	11,070	17,627
Interest expense	-	3,012	(3,012)
Net loss	$28,697	$14,082	$14,615

The Company has not generated revenues for the three months ended June 30, 2022 and 2021.

Our financial statements report a net loss of $28,697 for the three months ended June 30, 2022, compared to a net loss of $14,082 for the three months ended June 30, 2021. Operating expenses consists primarily of professional fees.

During the three months ended June 30, 2022 and 2021, the Company recognized $0 and $3,012 for interest on a convertible note.

Six months ended June 30, 2022, compared to Six months ended June 30, 2021:

	Six Months Ended
	June 30,
	2022	2021	Changes ($)
Revenues	$-	$-	$-
Operating expenses	31,922	11,070	20,852
Interest expense	-	3,012	(3,012)
Net loss	$31,922	$14,082	$17,840

The Company has not generated revenues for the six months ended June 30, 2022 and 2021.

Our financial statements report a net loss of $31,922 for the six months ended June 30, 2022, compared to a net loss of $14,082 for the six months ended June 30, 2021. Operating expenses consists primarily of professional fees.

During the six months ended June 30, 2022 and 2021, the Company recognized $0 and $3,012 for interest on a convertible note.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30,2022 and December 31, 2021, respectively.

Working Capital

	June 30,	December 31,
	2022	2021	Changes ($)
Cash	$-	$-	$-
Current assets	-	10,750	(10,750)
Current liabilities	54,917	33,745	21,172
Working capital (Deficiency)	$(54,917)	$(22,995)	$(31,922)

As at June 30, 2022 and December 31, 2021, our total current assets were $0 and $10,750, respectively.

As at June 30, 2022, our current liabilities were $54,917 compared to $33,745 in current liabilities as at December 31, 2021. Working capital deficiency was $54,917 as of June 30,2022 compared to working capital deficiency of $22,995 as of December 31, 2021. The increase in working capital deficiency was resulted from an increase in current liabilities offset with a decrease in current assets. The increase in current liabilities is primarily of due to related party for payments made for operating expenses and an increase in accounts payable.

Cash Flows

	Six Months Ended
	June 30,
	2022	2021	Changes ($)
Cash Flows used in Operating Activities	$-	$(6,480)	$6,480
Cash Flows used in Investing Activities	-	-	-
Cash Flows provided by Financing Activities	-	6,480	(6,480)
Net Change in Cash During Period	$-	$5,544	$(5,544)

Operating Activities

During the six months ended June 30, 2022 and 2021, cash flows used in operating activities were $0 and $6,480, respectively. For the six months ended June 30, 2022, net cash flows used in operating activities was $0, consisting of a net loss of $31,922, reduced by an increase in accounts payable of $4,993, expenses paid by related party of $16,179 and reduced by a decrease in prepaid expenses of $10,750. For the six months ended June 30, 2021, net cash flows used in operating activities was $6,480, consisting of a net loss of $14,082, reduced by an increase in accounts payable of $4,590 and accrued interest of $3,012.

PLAN OF OPERATION

Our plan of operation for the following twelve months is to transform the Company with the following:

On April 13, 2022, the Company entered into a definitive Share Exchange Agreement (the “Exchange Agreement”) with the stockholders of Eco Equity Limited, a company organized under the laws of England and Wales (“EE UK”). Pursuant to the terms of the Exchange Agreement, the Company will acquire 100% of the issued and outstanding shares of capital stock of EE UK, in exchange for the issuance of 42,000,000 restricted newly issued, fully paid and non-assessable shares of common stock of the Company (the “Exchange Shares”) at a ratio of 0.0763 Exchange Share for each of the surrendered shares transferred by the EE UK stockholders, which will represent fifty-six percent (56%) of all issued and outstanding shares of Company common stock at the time of the closing of the transaction. The Exchange Shares were valued at $71,404 or $.0017 per share. As the Company’s stock is thinly traded, the value assigned to the Exchange Shares to be issued under the Exchange Agreement was the last sale of Company’s common stock during October 2020 for $.0017 per share. In addition, we will assume all assets and liabilities of EE UK, which includes EE UK’s wholly owned subsidiary, Eco-Equity Zimbabwe (Private) Limited, a Zimbabwe-registered company (“EE Zim”). On July 13, 2022, the transactions contemplated by the Exchange Agreement were deemed formally closed. EE UK and its wholly owned subsidiary, EE Zim, will now operate as first- and second tier, respectively, wholly owned subsidiaries of the Company.

The Company, though its EE ZIM subsidiary, holds a license for medicinal cannabis cultivation and extraction and will be conducting operations in the vicinity of Harare, the capital city of Zimbabwe. We are dedicated to making the clean, safe, and premium quality cannabis concentrates and extracts. Our products will consist of EU-GMP (European Union – Good Manufacturing Practice) certified cannabis flower, concentrates, and extracts distributed through export as wholesale transactions to qualified and licensed cannabis establishments in the European Union (EU). Our current indoor facilities near Harare provide a total space of approximately 975 square meters (about 10,500 square feet) with plans to increase that to 38,000 square meters (about 408,800 square feet), all located on 150 hectares (about 370 acres) of leased farmland. Together, the facilities, when expanded, and the land give us the ability to increase the capacity of our operations to meet the expected growth of our business over the next few years through expanded sales, both within the EU, as well as in other nations where the sale and use of medicinal cannabis is permitted by those governments.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of June 30, 2022. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2022, we had no sales of unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the six months ended June 30, 2022, we had no senior securities issued and outstanding.

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

The following financial information from the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets; (ii) the Condensed Statements of Operations; (iii) the Condensed Statements of Stockholders’ Deficit; (iv) the Condensed Statements of Cash Flows; and (v) the Notes to the Financial Statements.

(1) Incorporated by reference from the Company’s Registration Statement on Form S-1, SEC File No. 333-229638 as declared effective by the Commission on April 9, 2019.

(2) Incorporated by reference from the Company’s Annual Report on Form 10-K, filed with the SEC on July 1, 2022.

# Filed herewith.

## Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 16, 2022.

CRUCIAL INNOVATIONS CORP.

By	/s/ Jon-Paul Doran
Jon-Paul Doran
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 16, 2022.

Signature	Title

/s/ Jon-Paul Doran
Jon-Paul Doran	President, Chief Executive Officer, Treasurer, Secretary, and Director (Principal Executive Officer and Principal Accounting Officer)

/s/ Timothy Ambrose
Timothy Ambrose	Chairman of the Board of Directors

