Form 10-Q
period 2022-09-30
Crucial Innovations, Corp.
filed 2024-04-26
CIK 1766016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number 333-229638

CRUCIAL INNOVATIONS CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-1446012
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

86-90 Paul Street London, United Kingdom	EC2A 4NE
(Address of principal executive offices)	(Zip Code)

120 Moorgate, London EC2M 6UR

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Registrant’s telephone number, including area code: +44 (0) 203 148 1452

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☒	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☒

There were 74,417,002 shares of the registrant’s common stock, $0.001 par value, outstanding, as of November 14, 2022.

EXPLANATORY NOTE

The following Quarterly Report on Form 10-Q (“10-Q”) for Crucial Innovations Corp. (“CINV” or the “Company”) for the three months ended September 30, 2022 presents the Company and its results of operations for the periods indicated therein.

Except as specifically designated therein, this 10-Q does not reflect events occurring after September 30, 2022 and the Company has not otherwise updated disclosures contained herein to reflect events that occurred at a later date.

2

CRUCIAL INNOVATIONS CORP.

(A Nevada Corporation)

Part I.Financial Information

Item 1. Unaudited Condensed Financial Statements

CRUCIAL INNOVATIONS CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$—	$—
Prepaid expenses	—	10,750
Total Current Assets	—	10,750

Total Assets	$—	$10,750

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$3,825	$6,245
Convertible note and accrued interest	10,000	10,000
Director loan - related party	51,454	17,500
Total Current Liabilities	65,279	33,745

Total Liabilities	65,279	33,745

Commitments and contingencies	—	—

Stockholders' Deficit
Common stock: 75,000,000 authorized; $0.0001 par value, 32,417,002 shares issued and outstanding, respectively	3,241	3,241
Additional paid-in capital	87,910	87,910
Accumulated deficit	(156,430)	(114,146)
Total Stockholders' Deficit	(65,279)	(22,995)
Total Liabilities and Stockholders' Deficit	$—	$10,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIAL INNOVATIONS CORP.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues	$—	$—	$—	$—

Operating expenses
Professional fees	9,483	3,011	38,183	14,081
General and administrative expenses	879	—	4,101	—
Total operating expenses	10,362	3,011	42,284	14,081

Loss from operations	(10,362)	(3,011)	(42,284)	(14,081)

Other Expense
Interest expense	—	(508)	—	(3,520)
Total other expense	—	(508)	—	(3,520)

Net loss before taxes	(10,362)	(3,519)	(42,284)	(17,601)

Provision for income taxes	—	—	—	—

Net loss	$(10,362)	$(3,519)	$(42,284)	$(17,601)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	32,417,002	32,417,002	32,417,002	32,417,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIAL INNOVATIONS CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Nine Months ended September 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	32,417,002	$3,241	$87,910	$(114,146)	$(22,995)
Net loss for the three months ended March 31, 2022	—	—	—	(3,225)	(3,225)
Balance, March 31, 2022	32,417,002	3,241	87,910	(117,371)	(26,220)
Net loss for the three months ended June 30, 2022	—	—	—	(28,697)	(28,697)
Balance, June 30, 2022	32,417,002	3,241	87,910	(146,068)	(54,917)
Net loss for the three months ended September 30, 2022	—	—	—	(10,362)	(10,362)
Balance, September 30, 2022	32,417,002	$3,241	$87,910	$(156,430)	$(65,279)

Nine Months ended September 30, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	32,417,002	$3,241	$87,910	$(91,580)	$(429)
Net loss for the three months ended March 31, 2021	—	—	—	—	—
Balance, March 31, 2021	32,417,002	$3,241	87,910	$(91,580)	(429)
Net loss for the three months ended June 30, 2021	—	—	—	(14,082)	(14,082)
Balance, June 30, 2021	32,417,002	$3,241	87,910	$(105,662)	(14,511)
Net loss for the three months ended September 30, 2021	—	—	—	(3,519)	(3,519)
Balance, September 30, 2021	32,417,002	$3,241	$87,910	$(109,181)	$(18,030)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIAL INNOVATIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(42,284)	$(17,601)
Changes in operating assets and liabilities:
Prepaid expenses	10,750	(12,910)
Expenses paid by related party	33,954	17,500
Accounts payable	(2,420)	—
Accounts payable -related party	—	3,011
Accrued interest	—	3,520
Net Cash Used in Operating Activities	—	(6,480)

Cash Flows from Financing Activities:
Proceeds from convertible note	—	6,480
Net Cash Provided by Financing Activities	—	6,480

Net change in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIAL INNOVATIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Crucial Innovations Corp. (referred as the “Company”, “we”, “our” or “us”) was incorporated in the State of Nevada and established on February 28, 2018. We were initially engaged in the business of English language tutoring over the Internet. However, we were not able to execute our original business plan, develop significant operations or achieve commercial sales. Subsequent to the date of these financial statements, we determined to change our business to become a supplier and distributor of medical cannabis in Europe (see Note 7-Subsequent Events where we acquired a grower of medical cannabis and associated real property in South Africa).

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

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2022, the Company had an accumulated deficit of $156,430, a net loss of $42,284 for the nine months ended September 30, 2022, and has not earned any revenues since inception. The Company intends to fund operations through equity financing arrangements and related party advances, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

 NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2021, a company controlled by the Company’s CEO advanced to the Company an amount of $17,500 by paying for operating expenses on behalf of the Company.

During the nine months ended September 30, 2022, the Company’s CEO advanced to the Company an amount of $25,266 by paying for operating expenses on behalf of the Company.

During the nine months ended September 30, 2022, a related party advanced to the Company an amount of $8,688 by paying for operating expenses on behalf of the Company.

As of September 30, 2022, and December 31, 2021, the Company was obligated to the officer and related party, for an unsecured, non-interest-bearing demand loan with a balance of 51,454 and $17,500, respectively.

NOTE 5 – CONVERTIBLE NOTE

On April 14, 2021, the Company issued a convertible note with a conversion price of 60% discount on the market price to pay operating expenses of $6,480. On June 30, 2021, the conversion price of this note was amended to a fixed conversion price of $3.00 per share of common stock. As result, under ASU 2020-06, the Company will no longer incur non-cash interest expense related to the accretion of the debt discount associated with the embedded conversion option. The Company shall repay the amount of $10,000 within 90 days. As of September 30, 2022, and December 31, 2021, the Company had a convertible note of $6,480 and accrued interest of $3,520 for an aggregate of $10,000 and is currently in default.

NOTE 6 – STOCKHOLDER’ EQUITY

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

There were 32,417,002 shares of common stock issued and outstanding as of September 30, 2022 and December 31, 2021.

NOTE 7 – SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent events:

On October 23, 2022, in connection with a Share Exchange Agreement entered into by the Company and the stockholders of Eco Equity Limited on April 13, 2022, the Company issued an aggregate of 42,000,000 shares of restricted common stock.

On May 8, 2023, the Company acquired all of the share capital of WRL Farming (Pty), Ltd, a company organized under the laws of South Africa and a grower and exporter of medical cannabis, in exchange for Six Million South Africa Rand (ZAR 6,000,000) which amount is to be paid over twelve months from the date of agreement.

On May 11, 2023, the Company acquired 1.5782 hectares of land in South Africa for the purpose of growing and cultivating medical cannabis in exchange for a commitment to pay Six Million South Africa Rand (ZAR 6,000,000). The purchase price is to be paid on or before November 30, 2024. The Company has the right to occupy the property commencing June 30, 2023 by paying a monthly lease payment of Five Thousand Great Britain Pounds Sterling (GBP 5,000).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Crucial Innovations Corp. (collectively with our subsidiary, “we,” “us,” “our,” “CINV” or the “Company”), a Nevada corporation, was formed on February 28, 2018. Our shares trade on the OTC Markets expert trading platform under the symbol ‘CINV’. We were initially engaged in the business of English language tutoring over the Internet. However, we were not able to execute our original business plan, develop significant operations or achieve commercial sales. Subsequent to the date of these financial statmeents, we determined to change our business to become a supplier and distributor of medical cannabis in Europe (see Subsequent Events below where we acquired a grower of medical cannabis and associated real property in South Africa).

Our principal office is located at 86-90 Paul Street, London EC2A 4NE United Kingdom, and our telephone number is +44 (0) 203 148 1452. Our corporate website is located at www.cinvcorp.com, although it does not constitute a part of this Quarterly Report. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission (“SEC”).

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K, and any amendments thereto (“10-K”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of CINV, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to generate revenues, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report may include statements as to:

•	our future operating results;
•	our business prospects;
•	currency volatility, foreign exchange, and inflation risk;
•	our contractual arrangements with our customers and other relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	political instability in the countries in which we operate;
10

•	uncertainty regarding certain legal systems in the countries in which we operate;
•	our dependence upon external sources of capital;
•	our expected financings and capital raising;
•	our regulatory structure and tax treatment;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows from our operations;
•	the impact of fluctuations in interest rates on our business;
•	market conditions and our ability to access additional capital, if deemed necessary; and
•	natural or man-made disasters and other external events that may disrupt our operations.

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in “Item 1A. Risk Factors” in our 10-K. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the period ended September 30, 2022, which are included herein.

Our operating results for the three and nine months ended September 30, 2022 and 2021 and the changes between those periods for the respective items are summarized as follows.

Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021:

		Three Months Ended September 30,

	2022		2021		Change ($)
Revenues	$	―	$	―	$—
Operating expenses		10,362		3,011	7,351
Interest expense		―		508	(508)
Net loss		$10,362		$3,519	$6,843

The Company generated no revenues for the three months ended September 30, 2022 and 2021. Operating expenses consist primarily of professional fees. During the three months ended September 30, 2022 and 2021, the Company recognized $0 and $508 in interest on a convertible note. Our financial statements report a net loss of $10,362 for the three months ended September 30, 2022 compared to a net loss of $3,519 for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021:

		Nine Months Ended September 30,

	2022		2021		Change ($)
Revenues	$	―	$	―	$—
Operating expenses		42,284		14,081	28,203
Interest expense		―		3,520	(3,520)
Net loss		$42,284		$17,601	$24,683

The Company generated no revenues for the nine months ended September 30, 2022 and 2021. Operating expenses consist primarily of professional fees. During the nine months ended September 30, 2022 and 2021, the Company recognized $0 and $3,520 in interest on a convertible note. Our financial statements report a net loss of $42,284 for the nine months ended September 30, 2022 compared to a net loss of $17,601 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

The following tables provides selected financial data about our company as of September 30, 2022 and December 31, 2021, respectively.

Working Capital

		September 30,		December 31,
	2022		2021		Change ($)
Cash	$	―	$	―	$—
Current assets		―		10,750	(10,750)
Current liabilities		65,279		33,745	31,534
Working capital (Deficiency)		$(65,279)		$(22,995)	$(42,284)

As of September 30, 2022 and December 31, 2021, our total current assets were $0 and 10,750, respectively.

As of September 30, 2022, our current liabilities were $65,279 compared to $33,745 as of December 31, 2021. Working capital deficiency was $65,279 as of September 30, 2022 compated to working capital deficiency of $22,995 as of December 31, 2021. The increase in working capital deficiency was the result of an increase in current liabilities offset with a decrease in current assets. The increase in current liabilities is primarily due to an increase in amounts due to related party for payments made for operating expenses and an increase in accounts payable.

Cash Flows

		Nine Months Ended September 30,

	2022		2021			Change ($)
Cash flows used in operating activities	$	―		$(6,480)		$6,480
Cash flows used in investing activities		―		―		―
Cash flows provided by financing activities		―		6,480		(6,480)
Net change in cash during the period	$	―	$	―	$	―

During the nine months ended September 30, 2022 and 2021, cash flows used in operating activities were $0 and $6,480, respectively. For the nine months ended September 30, 2022, net cash flows used in operating activities was $0, consisting of a net loss of $42,284, a decrease in accounts payable of $2,420, an increase in expenses paid by related party of $33,954 and a decrease in prepaid expenses of $10,750. For the nine months ended September 30, 2021, net cash flows used in operating activities was $6,480, consisting of a net loss of $17,601, an increase in prepaid expenses of $12,910, an increase in expenses paid by related party of $17,500, an increase in accounts payable to related party of $3,011 and an increase in accrued interest of $3,520.

During the nine months ended September 30, 2022 and 2021, there were no cash flows from investing activities.

During the nine months ended September 30, 2022, there were no cash flows from financing activities. For the nine months ended September 30, 2021, net cash flows provided by financing activities consisted of proceeds from a convertible note in the amount of $6,480.

We expect our cash on hand and proceeds received from our assets and operations will be insufficient to meet our anticipated liquidity needs for business operations for the next twelve months, and that we will need to secure capital from various sources, including loans and sales of our equity. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to raise additional financing to support our operating and compliance expenditures. Absent our success in obtaining operating capital from one or more of these sources, there exists substantial doubt as to the Company’s ability to continue as a going concern.

Our future cash flows could be adversely affected by events outside our control, including, without limitation, changes in overall economic conditions, regulatory requirements, demand for our products and services, availability of labor resources and capital, natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as COVID-19, and other conditions. The foregoing events, either individually or collectively, could affect our results.

Off Balance Sheet Arrangements

None.

Subsequent Events

Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent events:

On October 23, 2022, in connection with a Share Exchange Agreement entered into by the Company and the stockholders of Eco Equity Limited on April 13, 2022, the Company issued an aggregate of 42,000,000 shares of restricted common stock.

On May 8, 2023, the Company acquired all of the share capital of WRL Farming (Pty), Ltd, a company organized under the laws of South Africa and a grower and exporter of medical cannabis, in exchange for Six Million South Africa Rand (ZAR 6,000,000) which amount is to be paid over twelve months from the date of agreement.

On May 11, 2023, the Company acquired 1.5782 hectares of land in South Africa for the purpose of growing and cultivating medical cannabis in exchange for a commitment to pay Six Million South Africa Rand (ZAR 6,000,000). The purchase price is to be paid on or before November 30, 2024. The Company has the right to occupy the property commencing June 30, 2023 by paying a monthly lease payment of Five Thousand Great Britain Pounds Sterling (GBP 5,000).

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates, lease rates, credit rates, and general debt terms.

We are subject to risks regarding currency volatility and foreign exchange rates. In particular, we are subject to fluctuations in foreign exchange rates between the U.S. dollar, our reporting currency, and currencies of countries where we market or source our products and services, which presently consists principally of the South Africa Rand. Such fluctuations may result in significant increases or decreases in our reported revenue and other results as expressed in dollars, and in the reported value of our assets, liabilities and cash flows. In addition, currency fluctuation may adversely affect receivables, payables, debt, firm commitments and forecast transactions denominated in non-U.S. currencies. In particular, transition risks arise where parts of the cost of sales are not denominated in the same currency of such sales. We currently do not hedge this exposure. Fluctuation in exchange rates, depreciation of local currencies, changes in monetary and/or fiscal policy or inflation in the countries in which we operate could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition to foreign currency risk, our ability to generate operating cash flows at our parent company level could depend on the ability of our subsidiaries to upstream funds. South Africa and other countries in which we may operate have exchange controls that can, from time to time, place restrictions on the exchange of local currency for foreign currency and the transfer of funds abroad. These controls and other controls that may be implemented in the future could limit the ability of our subsidiaries to transfer cash to us and make us dependent upon external sources of cash and credit.

We can offer no assurance that additional restrictions on currency exchange will not be implemented in the future or that these restrictions will not limit the ability of our subsidiaries to transfer cash to us, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Item 4.	Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Based upon our evaluation of internal controls, our CEO and CFO determined that (i) we have a material weakness over our entity level control environment as of September 30, 2022 and (ii) our internal control over financial reporting was not effective as of September 30, 2022, inasmuch as we were not able to timely file our quarterly and annual reports as required under the Securities Exchange Act of 1934.

Part II.Other Information

Item 1.	Legal Proceedings

From time to time, the Company is a party to certain other proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our customers and subscribers. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon the Company’s financial condition or results of operations.

Item 1A. Risk Factors

We are subject to a number of risks, many of which are identified in our Annual Report on Form 10-K for the year ended December 31, 2021, including any amendments thereto (“10-K”). As the business of the Company and its subsidiaries continues to develop, we intend to identify, as will be reasonably possible, any such additional risks and include the same in our subsequent filings and reports with the SEC.

Readers should carefully consider these risks and all other information contained in our 10-K, including the Company’s financial statements and the related notes thereto. The risks and uncertainties described in our 10-K, and throughout this 10-Q are not the only ones facing the Company.

Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance

.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

3.	Articles of Incorporation or Bylaws
	(a)	Articles of Incorporation of the Company. [Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed on February 13, 2019]
	(b)	Bylaws of the Company [Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 filed on February 13, 2019]
(c)
10.	Material Contracts
	(a)	Share Purchase Agreement, dated May 8, 2023, between the Company and certain sellers, concerning the acquisition of WLR Farming (Pty) Ltd.*

31.	Rule 13a-14(a)/15d-14(a) Certifications
	1.	Certification by Chief Executive Officer*
	2.	Certification by Chief Financial Officer*

32.	Rule 1350 Certifications
	1.	Certification by Chief Executive Officer**
	2.	Certification by Chief Financial Officer**

101.INS	Formatted in Inline XBRL (Extensible Business Reporting Language) (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*   Filed herewith

** The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: April 19, 2024

CRUCIAL INNOVATIONS CORP.

/s/ Jon-Paul Doran
Jon-Paul Doran
Chief Executive Officer

