Form 10-K
period 2022-12-31
Crucial Innovations, Corp.
filed 2024-04-26
CIK 1766016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 333-229638

CRUCIAL INNOVATIONS CORP.

(Exact name of registrant as specified in its charter)

Nevada	98-1446012
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

86-90 Paul Street, London, United Kingdom	EC2A 4NE
(Address of principal executive offices)	(Zip Code)

120 Moorgate, London EC2M 6UR
(former address, if changed since last report)

Registrant’s telephone number, including area code: + 44 (0) 203 148 1452

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $152,108,274 computed on the basis of $12.25 per share, the closing price of the registrant’s common stock on OTC Markets on June 30, 2022. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 74,417,002 shares of the registrant’s common stock, $0.001 par value, outstanding as of December 31, 2022.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐

2

EXPLANATORY NOTE

The following Annual Report on Form 10-K (“10-K”) for Crucial Innovations Corp. (“CINV” or the “Company”) for the year ended December 31, 2022 presents the Company and its results of operations for the periods indicated therein.

Except as specifically designated therein, this 10-K does not reflect events occurring after December 31, 2022 and the Company has not otherwise updated disclosures contained herein to reflect events that occurred at a later date.

PART I

Item 1. Business

The Company

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

Our principal office is located at 86-90 Paul Street, London EC2A 4NE United Kingdom, and our telephone number is +44 (0) 203 148 1452. Our corporate website is located at www.cinvcorp.com, although it does not constitute a part of this Annual Report. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission (“SEC”).

Competition

The medicinal cannabis market in Europe is highly competitive. Some of those markets where we will seek to operate have relatively high barriers to entry due to licensing requirements. We expect to compete directly with other cannabis producers and retailers, some of which operate only in a specific market and some of which operate across several European markets. More broadly, CINV views manufacturers of other consumer products, such as those in the pharmaceuticals, alcohol, tobacco, health and beauty and functional wellness industries, as potential competitors.

We may also face competition from other companies that may have a longer operating history, a higher capitalization, additional financial resources, more manufacturing and marketing experience, greater access to public equity and debt markets and more experienced management than the Company. Increased competition by larger and better financed competitors could materially affect the business, financial condition and results of operations of the Company.

Because of the relatively early stage of the industry in which the Company seeks to operate, we will face additional competition from new entrants. If the number of consumers of medical and adult-use cannabis in the countries in which the Company seeks to operate its business increases, the demand for products will increase and the Company expects that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and as such countries make more cannabis licenses available.

We may not have sufficient resources to maintain research and development, marketing, sales and customer support efforts on a competitive basis, which could materially and adversely affect the business, financial condition and results of our operations.

Transfer and Disbursing Agent

We employ Securities Transfer Corporation as our transfer agent to record transfers of our shares, maintain proxy records and to process distributions. The principal business office of our transfer agent is 2901 N. Dallas Parkway, Plano, TX 75093.

Certifications

Certifications by our Chief Executive Officer and Chief Financial Officer have been filed as exhibits to this annual report on Form 10-K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

Forward-Looking Statements

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are “forward-looking statements” within the meaning of the federal securities laws, involve a number of risks and uncertainties, and are based on the beliefs and assumptions of Management, based on information currently available to Management. Actual results may differ materially. In some cases, readers can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “objective,” “plan,” “intend,” “anticipate,” “believe,” “Management believes,” “estimate,” “predict,” “project,” “potential,” “forecast,” “continue,” “strategy,” or “position” or the negative of such terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future actions, conditions, or events, future operating results, or the ability to generate sales, income, or cash flow are forward-looking statements.

Among the factors that could cause our actual results to differ materially from what we project or are anticipating are the following:

•	our future financial performance, including our revenue, cost of revenue, and operating expenses;
•	our ability to develop and maintain our production and distribution networks for our products;
•	our ability to increase market share and market awareness of our business;
•	our ability to develop new products and distribution methods in a rapidly changing industry;
•	our ability to maintain, protect, and enhance our intellectual property or proprietary business methods;
•	our ability to comply with modified or new laws and regulations applying to our business;
•	the attraction and retention of qualified employees and key personnel;
•	our anticipated investments in sales and marketing and research and development;
•	the sufficiency of our cash, cash equivalents, and investments to meet our liquidity needs;
•	our ability to successfully defend litigation brought against us; and
•	the increased expenses associated with being a public company.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report. We further caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 1A. Risk Factors

An investment in our securities involves certain risks relating to our structure and investment objectives. The risks and uncertainties described below are not the only ones facing the Company. You should carefully consider these risks, together with all of the other information included in this 10-K, including our financial statements and the related notes thereto.

Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Common Stock

Although our shares have not historically been actively traded, we could experience higher trading volumes and volatility in the future. This volatility may affect the price at which you could sell our common stock and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. This volatility may affect the price at which you could sell our common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our share price is expected to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks Related to our Business and Industry” variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

The pricing and or trading volume of our common stock could decline if there are no independent analysts reports about our business. Future sales of our common stock by our existing stockholders could cause our share price to decline. Although our common stock is listed for trading on the OTC Markets trading platform, there has not been a sustained history of trading in our common stock on this platform or in “over-the-counter” markets. Moreover, consistent with Regulation M and other federal securities laws applicable to our listing, we have not consulted with our existing stockholders regarding their desire or plans to sell shares in the public market. Further, we have also not discussed with potential investors their intentions to buy our common stock in the open market.

We may not pay dividends in the future. We have not paid dividends in the past and do not anticipate paying dividends in the near future. We expect to retain our earnings to finance further growth and, when appropriate, retire debt. Any decision to pay dividends on our common stock in the future will be at the discretion of our board of directors (the “Board”) and will depend on, among other things, our results of operations, current and anticipated cash requirements and surplus, financial condition, any future contractual restrictions and financing agreement covenants, solvency tests imposed by corporate law and other factors that the Board may deem relevant. As a result, investors may not receive any return on an investment in our common stock unless they are able to sell their shares for a price greater than that which such investors paid for them.

Future sales or issuances of equity securities could decrease the value of our common stock, dilute investors’ voting power and reduce our earnings per share. In the future, we may sell equity securities in one or more offerings (including through the sale of securities convertible into equity securities and may issue equity securities in acquisitions and in exchange for services or for forgiveness of debt). We cannot predict the size of future issuances of equity securities or the size and terms of future issuances of debt instruments or other securities convertible into equity securities or the effect, if any, that future issuances and sales of our securities will have on the market price of our common stock.

Additional issuances of our securities may involve the issuance of a significant number of shares of common stock at prices less than the current market price for our shares. Issuances of substantial numbers of shares of common stock, or the perception that such issuances could occur, may adversely affect prevailing market prices of our common stock. Any transaction involving the issuance of previously authorized but unissued common stock, or securities convertible into common stock, would result in dilution, possibly substantial, to security holders.

Sales of substantial amounts of our securities by us or our existing shareholders, or the availability of such securities for sale, could adversely affect the prevailing market prices for our securities and dilute investors’ earnings per share. A decline in the market prices of our securities could impair our ability to raise additional capital through the sale of securities should we desire to do so.

Risks Related to Our Business and Industry

We are an early-stage company with limited operating history and may never become profitable. We are an early-stage company that seeks to operate in the medical cannabis market. Nevertheless, we have a limited operating history. We have limited financial resources and minimal operating cash flow. Additionally, there can be no assurance that additional funding will be available to us for the development of our business, which will require the commitment of substantial resources. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we may be unable to:

•	successfully implement or execute our business plan;
•	adjust to changing conditions or keep pace with increased demand;
•	attract and retain an experienced management team;
•	successfully integrate businesses that we acquire; or
•	raise sufficient funds in the capital markets to execute our business plan, including product development, licensing and approvals.

Certain conditions or events could disrupt the Company's supply chains, disrupt operations, and increase operating expenses. Conditions or events including, but not limited to, the following could disrupt the Company's supply chains and in particular its ability to deliver its products, interrupt operations at its facilities, increase operating expenses, resulting in loss of sales, delayed performance of contractual obligations or require additional expenditures to be incurred: (i) extraordinary weather conditions or natural disasters such as hurricanes, tornadoes, floods, fires, extreme heat, earthquakes, etc.; (ii) a local, regional, national or international outbreak of a contagious disease, including COVID-19, H1N1 influenza virus, avian flu, or any other similar illness could result in a general or acute decline in economic activity; (iii) political instability, social and labor unrest, war or terrorism, including the current conflict between Russia and Ukraine and the conflict in Israel; or (iv) interruptions in the availability of basic commercial and social services and infrastructure including power and water shortages, and shipping and freight forwarding services including via air, sea, rail and road.

Cannabis laws, regulations, and guidelines are dynamic and subject to change. Cannabis laws and regulations are dynamic and subject to evolving interpretations which could require us to incur substantial costs associated with compliance or alter certain aspects of our business plan. It is also possible that regulations may be enacted in the future that will be directly applicable to certain of our products and/or aspects of our businesses. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. We expect that the legislative and regulatory environment in the cannabis industry internationally will continue to be dynamic and will require innovative solutions to try to comply with this changing legal landscape in this nascent industry for the foreseeable future. Compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations.

Public opinion can also exert a significant influence over the regulation of the cannabis industry. A negative shift in the public's perception of the cannabis industry could affect future legislation or regulation in different jurisdictions.

Demand for cannabis and derivative products could be adversely affected and significantly influenced by scientific research or findings, regulatory proceedings, litigation, media attention or other research findings. The legal cannabis industry is at a relatively early stage of its development. Consumer perceptions regarding legality, morality, consumption, safety, efficacy and quality of medicinal cannabis are mixed and evolving and can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of medicinal cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the medicinal cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity, could have a material adverse effect on the demand for medicinal cannabis and on our business, results of operations, financial condition and cash flows. Further, adverse publicity reports or other media attention regarding cannabis in general or associating the consumption of medicinal cannabis with illness or other negative effects or events, could have such a material adverse effect. Public opinion and support for medicinal cannabis use has traditionally been inconsistent and varies from jurisdiction to jurisdiction. Our ability to gain and increase market acceptance of our business may require substantial expenditures on investor relations, strategic relationships and marketing initiatives. There can be no assurance that such initiatives will be successful and their failure to materialize into significant demand may have an adverse effect on our financial condition.

Damage to the Company's reputation can be the result of the actual or perceived occurrence of any number of events, and could include any negative publicity, whether such publicity is accurate or not. The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views regarding the Company and its activities, whether true or not. Although the Company believes that it operates in a manner that is respectful to all stakeholders and that it takes pride in protecting its image and reputation, it does not ultimately have direct control over how it is perceived by others. Reputational loss may result in decreased ability to enter into new customer, distributor or supplier relationships, retain existing customers, distributors or suppliers, reduced investor confidence and access to capital, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance our projects, thereby having a material adverse effect on our financial performance, financial condition, cash flows and growth prospects.

We are subject to the inherent risk of exposure to product liability claims, actions and litigation. As we are seeking to become a distributor of products designed to be ingested by humans, we expect to face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused bodily harm or injury. In addition, the sale of medical cannabis involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Adverse reactions resulting from human consumption of our products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that our products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning health risks, possible side effects or interactions with other substances. Product liability claims or regulatory actions against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our results of operations and financial condition. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our potential products.

The Company's future products could have unknown side effects. If the products the Company sells are not perceived to have the effects intended by the end user, its business may suffer and the business may be subject to products liability or other legal actions. Many of the Company's products contain innovative ingredients or combinations of ingredients. There is little long-term data available with respect to efficacy, unknown side effects and/or interaction with individual human biochemistry, or interaction with other drugs. Moreover, there is little long-term data available with respect to efficacy, unknown side effects and/or its interaction with individual animal biochemistry. As a result, the Company's future products could have certain side effects if not taken as directed or if taken by an end user that has certain known or unknown medical conditions.

Negative outcomes of legal proceedings may adversely affect our business and financial condition. Although we are currently not subject to any legal proceedings, we expect that, as we develop our business, we may be involved in legal disputes in the countries in which we operate. dThese proceedings may be complicated, costly, and disruptive to our business operations. We may incur significant expenses in defending these matters and may be required to pay significant fines, awards, or settlements. In addition, litigation or other proceedings could result in restrictions on our current or future manner of doing business. Any of these potential outcomes, such as judgments, awards, settlements, or orders could have a material adverse effect on our business, financial condition, operating results, or ability to do business.

We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation. We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector. As we expand our networks in Europe, Africa and internationally, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, and other consequences. Any investigations, actions or sanctions could harm our business, results of operations, and financial condition.

Failure to develop our internal controls over financial reporting (ICFR) as we grow could have an adverse effect on our operations. As we mature we will need to develop and improve our current internal control systems and procedures to manage our growth. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish appropriate controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, financial condition or results of operations. In addition, management's assessment of ICFR may identify weaknesses and conditions that need to be addressed in our ICFR or other matters that may raise concerns for investors.

Required licenses, permits or approvals may be difficult to obtain in the countries in which we seek to operate, and once obtained may be amended or revoked arbitrarily or may not be renewed. To operate in the medical cannabis industry, we will be required to obtain approvals and licenses from national, regional, and local governmental or regulatory authorities in the countries in which we operate or intend to sell. Even if obtained, licenses are subject to review, interpretation, modification or termination by the relevant authorities. Any unfavorable interpretation or modification or any termination of a required license may significantly harm our operations in the relevant country or may require us to close down parts or all of our operations in the relevant country.

We can offer no assurance that the relevant authorities will not take any action that could materially and adversely affect these licenses, permits or approvals. .We may experience difficulties in obtaining or maintaining some of these licenses, approvals and permits, which may require us to undertake significant efforts and incur additional expenses. If we operate without a license, we could be subject to fines, criminal prosecution or other legal action. Any difficulties in obtaining or maintaining licenses, approvals or permits or the amendment or revocation thereof could have a material adverse effect on our business, financial condition, results of operations and prospects.

There are tax risks the Company may be subject to in carrying on business in multiple jurisdictions. We and our subsidiaries will operate and, accordingly, will be subject to income tax and other forms of taxation in multiple jurisdictions. We may be subject to income taxes and non-income taxes in a variety of jurisdictions and our tax structure may be subject to review by both domestic and foreign taxation authorities. Those tax authorities may disagree with our interpretation and/or application of relevant tax rules. A challenge by a tax authority in these circumstances might require us to incur costs in connection with litigation against the relevant tax authority or reaching a settlement with the tax authority and, if the tax authority's challenge is successful, could result in additional taxes (perhaps together with interest and penalties) being assessed on us, and as a result an increase in the amount of tax payable by us.

Taxation laws and rates which determine taxation expenses may vary significantly in different jurisdictions, and legislation governing taxation laws and rates are also subject to change. Therefore, our earnings may be affected by changes in the proportion of earnings taxed in different jurisdictions, changes in taxation rates, changes in estimates of liabilities and changes in the amount of other forms of taxation. The determination of our provision for income taxes and other tax liabilities will require significant judgment (including based on external advice) as to the interpretation and application of these rules. We may have exposure to greater than anticipated tax liabilities or expenses.

Additionally, dividends and other intra-group payments made by our subsidiaries or international branches may expose the recipients of such payments to taxes in their jurisdictions of organization and operation and such dividends and other intra-group payments may also be subject to withholding taxes imposed by the jurisdiction in which the entity making the payment is organized or tax resident. Unless such withholding taxes are fully creditable or refundable, dividends and other intra-group payments may increase the amount of tax paid by us. Although the Company and its subsidiaries arrange themselves and their affairs with a view to minimizing the incurrence of such taxes, there can be no assurance that we will succeed.

We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business. Our success depends largely upon the continued services of our executive officers and other key employees, and in particular on Jon Paul (JP) Doran, our founder and CEO, and senior management staff in the United Kingdom and elsewhere. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, customer experience, general, and administrative functions, and on individual contributors in our research and development and operations. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. While we have employment agreements with our executive officers or other key personnel that require them to continue to work for us it is not for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or key employees could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business. The Board’s process are succession planning for senior executive management is at an early stage and therefore the CEO is a particular ‘key man’ dependency. This is mitigated by the fact that he is a significant shareholder in the company.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new enterprises in the future could reduce our ability to compete successfully and harm our results of operations. Historically, we have funded our operations and capital expenditures primarily through equity issuances and cash generated from our operations along with negotiating credit terms with suppliers that allows to effectively match revenues from customers with supplier payment terms. Although we currently anticipate that our existing cash and cash equivalents and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all and to manage any currency risk due to a mismatch in the currency of revenues, primarily Naira and those of expenses. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

United Kingdom. In the United Kingdom, CINV leases office space at 86-90 Paul Street, London on a month-to-month basis.

South Africa. Subsequent to the year ended December 31, 2022, we acquired a a 17,000 square meter property in South Africa where we intend to cultivate, harvest, and process medical cannabis products.

Given the availability of agricultural sites and commercial vacancies in other regions in which we expect to operate, we do not expect to incur difficulty procuring additional farming, production, or office facilities.

Item 3. Legal Proceedings

While we are not currently subject to any legal proceedings, from time to time, the Company may become a party to certain proceedings incidental to the normal course of our business. While the outcome of any potential legal proceedings cannot at this time be predicted with certainty, we do not expect that any such proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on OTC Markets under the symbol “CINV”. We had an estimated 500 stockholders as of December 31, 2022, 342 of whom were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name.

The following table reflects the high and low closing sales prices per share of our common stock on the OTC per share for each of the three years ended December 31, 2022, by quarter:

	2022				2021				2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$12.25	$12.25	$12.25	$6.00	$8.00	$4.50	$12.00	$12.25	$0.10	$0.10	$4.25	$5.00
Low	12.25	12.25	4.55	6.00	4.05	3.20	4.00	8.00	0.10	0.10	0.10	4.25

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

Our principal office is located at 86-90 Paul Street, London EC2A 4NE United Kingdom, and our telephone number is +44 (0) 203 148 1452. Our corporate website is located at www.cinvcorp.com, although it does not constitute a part of this Annual Report. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission (“SEC”).

Results of Operations

Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021

The Company’s results from operations for the years ended December 31, 2022 and 2021 and the changes between those periods for the respective items are summarized as follows:

		Years Ended December 31,

	2022		2021		Change ($)
Revenues	$	―	$	―	$—
Operating expenses		42,709		19,046	23,663
Other expenses		71,404		3,520	67,884
Net loss		$114,113		$22,566	$91,547

The Company generated no revenues for the years ended December 31, 2022 and 2021. Operating expenses consist primarily of professional fees.

During the year 2022, we issued 42,000,000 shares of our common stock to acquire all of the share capital of Eco Equity Limited, a company organized under the laws of England and Wales. As the Company’s Common Stock is thinly traded, the value assigned to each share issued was the last sale price of the Company’s Common Stock with a price of $0.0017 per share for an aggregate of $71,404. As of December 31, 2022, we ascribed no value to this investment and, accordingly, have recognized a loss on investment of $71,404.

During the year ended December 31, 2021 the Company recognized $3,520 in interest on a convertible note. Our financial statements report a net loss of $114,113 for the year ended December 31, 2022 compared to a net loss of $22,566 for the year ended December 31, 2021.

Liquidity and Capital Resources

The following tables provides selected financial data about our company as of December 31, 2022 and 2021, respectively.

Working Capital

		December 31,		December 31,
	2022		2021		Change ($)
Cash	$	―	$	―	$—
Current assets		―		10,750	(10,750)
Current liabilities		65,704		33,745	31,959
Working capital (Deficiency)		$(65,704)		$(22,995)	$(42,709)

As of December 31, 2022 and 2021, our total current assets were $0 and 10,750, respectively.

As of December 31, 2022, our current liabilities were $65,704 compared to $33,745 as of December 31, 2021. Our working capital deficiency was $65,704 as of December 31, 2022 compated to a working capital deficiency of $22,995 as of December 31, 2021. The increase in working capital deficiency was the result of an increase in current liabilities offset with a decrease in current assets. The increase in current liabilities is primarily due to an increase in amounts due to related party for payments made for operating expenses and an increase in accounts payable.

Cash Flows

		Years Ended December 31,

	2022		2021			Change ($)
Cash flows used in operating activities	$	―		$(6,480)		$6,480
Cash flows used in investing activities		―		―		―
Cash flows provided by financing activities		―		6,480		(6,480)
Net change in cash during the period	$	―	$	―	$	―

During the years ended December 31,, 2022 and 2021, cash flows used in operating activities were $0 and $6,480, respectively. For the year ended December 31, 2022, net cash flows used in operating activities was $0, consisting of a net loss of $114,113, a loss on investment of $71,404, a decrease in accounts payable of $2,711, an increase in expenses paid by related party of $34,670 and a decrease in prepaid expenses of $10,750. For the year ended December 31, 2021, net cash flows used in operating activities was $6,480, consisting of a net loss of $22,566, an increase in prepaid expenses of $10,750, an increase in expenses paid by related party of $17,500, an increase in accounts payable of $5,816 and an increase in accrued interest of $3,520.

During the years ended December 31, 2022 and 2021, there were no cash flows from investing activities.

During the year ended December 31, 2022, there were no cash flows from financing activities. For the year ended December 31, 2021, net cash flows provided by financing activities consisted of proceeds from a convertible note in the amount of $6,480.

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

Off Balance Sheet Arrangements

None.

Subsequent Events

Our Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent events:

On May 8, 2023, the Company acquired all of the share capital of WLR Farming (Pty), Ltd, a company organized under the laws of South Africa and a grower and exporter of medical cannabis, in exchange for Six Million South Africa Rand (ZAR 6,000,000) which amount is to be paid over twelve months from the date of agreement.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates, lease rates, credit rates, and general debt terms.

We are subject to risks regarding currency volatility and foreign exchange rates. In particular, we are subject to fluctuations in foreign exchange rates between the U.S. dollar, our reporting currency, and currencies of countries where we market or source our products and services, which presently consists principally of the South African Rand. Such fluctuations may result in significant increases or decreases in our reported revenue and other results as expressed in dollars, and in the reported value of our assets, liabilities and cash flows. In addition, currency fluctuation may adversely affect receivables, payables, debt, firm commitments and forecast transactions denominated in non-U.S. currencies. In particular, transition risks arise where parts of the cost of sales are not denominated in the same currency of such sales. We currently do not hedge this exposure. Fluctuation in exchange rates, depreciation of local currencies, changes in monetary and/or fiscal policy or inflation in the countries in which we operate could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition to foreign currency risk, our ability to generate operating cash flows at our parent company level depends on the ability of our subsidiaries to upstream funds. South Africa and other countries in which we may operate have exchange controls that can, from time to time, place restrictions on the exchange of local currency for foreign currency and the transfer of funds abroad. These controls and other controls that may be implemented in the future could limit the ability of our subsidiaries to transfer cash to us and make us dependent upon external sources of cash and credit.

We can offer no assurance that additional restrictions on currency exchange will not be implemented in the future or that these restrictions will not limit the ability of our subsidiaries to transfer cash to us, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Crucial Innovations Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crucial Innovations Corp. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2019

Lakewood, CO

April 26, 2024

CRUCIAL INNOVATIONS CORP.

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$—	$—
Prepaid expenses	—	10,750
Total Current Assets	—	10,750

Total Assets	$—	$10,750

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$3,534	$6,245
Convertible note and accrued interest	10,000	10,000
Director loan - related party	52,170	17,500
Total Current Liabilities	65,704	33,745

Total Liabilities	65704	33,745

Commitments and contingencies	—	—

Stockholders' Deficit
Common stock: 75,000,000 authorized; $0.0001 par value, 74,417,002 and 32,417,002 shares issued and outstanding, respectively	7,441	3,241
Additional paid-in capital	155,114	87,910
Accumulated deficit	(228,259)	(114,146)
Total Stockholders' Deficit	(65,704)	(22,995)
Total Liabilities and Stockholders' Deficit	$—	$10,750

The accompanying notes are an integral part of these consolidated financial statements

CRUCIAL INNOVATIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended
	December 31,
	2022	2021

Revenues	$—	$—

Operating expenses
Professional fees	38,518	18,885
General and administrative expenses	4,191	161
Total operating expenses	42,709	19,046

Loss from operations	(42,709)	(19,046)

Other Expense
Interest expense	—	(3,520)
Loss on investment	(71,404)	—
Total other expense	(71,404)	(3,520)

Net loss before taxes	(114,113)	(22,566)

Provision for income taxes	—	—

Net loss	$(114,113)	$(22,566)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	40,356,728	32,417,002

The accompanying notes are an integral part of these consolidated financial statements.

CRUCIAL INNOVATIONS CORP.

CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

For the period December 31, 2020 through December 31, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	32,417,002	$3,241	$87,910	$(91,580)	$(429)
Net loss for the three months ended December 31, 2021	—	—	—	(3,225)	(3,225)
Balance, December 31, 2021	32,417,002	3,241	87,910	(114,146)	(22,995)
Common shares issued in connection with share exchange agreement	42,000,000	4,200	67,204	—	71,404
Net loss for the three months ended December 31, 2022	—	—	—	(114,113)	(114,113)
Balance,December 31, 2022	74,417,002	$7,441	$155,114	$(228,259)	$(65,704)

The accompanying notes are an integral part of these consolidated financial statements.

CRUCIAL INNOVATIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(114,113)	$(22,566)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on investment	71,404	—
Changes in operating assets and liabilities:
Prepaid expenses	10,750	(10,750)
Expenses paid by related party	34,670	17,500
Accounts payable	(2,711)	5,816
Accrued interest	—	3,520
Net Cash Used in Operating Activities	—	(6,480)

Cash Flows from Financing Activities:
Proceeds from convertible note	—	6,480
Net Cash Provided by Financing Activities	—	6,480

Net change in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activity:
Common shares issued for share exchange agreement	$71,404	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRUCIAL INNOVATIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements. The following policies are considered to be significant.

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

Recent accounting pronouncements

We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2022 and 2021.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No tax benefit has been reported in the financial statements because the potential tax benefits of any net operating loss carryforwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a substantial change in ownership occur, net operating loss carryforwards may be limited as to future use.

Net deferred tax assets consist of the following components as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net Operating Loss carryforward	$32,940	$23,971
Valuation allowance	(32,940)	(23,971)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% to pretax loss for the years ended December 31, 2022 and 2021 due to the following:

	December 31, 2022	December 31, 2021
Net operating loss	$(42,709)	$(22,566)
Effective tax rate	21%	21%
Expected tax benefit	(8,969)	(4,739)
Change in valuation allowance	8,969	4,739
Provision for income taxes	$—	$—

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2022, the Company had an accumulated deficit of $228,259, a net loss of $114,113 for the year ended December 31, 2022, and has not earned any revenues since inception. The Company intends to fund operations through equity financing arrangements and related party advances, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

 NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2021, a company controlled by the Company’s CEO advanced to the Company an amount of $17,500 by paying for operating expenses on behalf of the Company.

During the year ended December 31, 2022, the Company’s CEO advanced to the Company an amount of $26,982 by paying for operating expenses on behalf of the Company.

During the year ended December 31, 2022, a related party advanced to the Company an amount of $8,688 by paying for operating expenses on behalf of the Company.

As of December 31, 2022, and December 31, 2021, the Company was obligated to the officer and related party, for an unsecured, non-interest-bearing demand loan with a balance of $52,170 and $17,500, respectively.

On October 23, 2022, the Company issued an aggregate of 19,654,300 shares of restricted common stock in exchange for services rendered by directors and officers of the Company. These issuances were included in the total of 42,000,000 shares issued as described below in Note 7 – Loss on Investment.

NOTE 5 – CONVERTIBLE NOTE

On April 14, 2021, the Company issued a convertible note with a conversion price of 60% discount on the market price to pay operating expenses of $6,480. On June 30, 2021, the conversion price of this note was amended to a fixed conversion price of $3.00 per share of common stock. As result, under ASU 2020-06, the Company will no longer incur non-cash interest expense related to the accretion of the debt discount associated with the embedded conversion option. The Company shall repay the amount of $10,000 within 90 days. As of December 31, 2022 and 2021, the principal balance due on the note was $6,480 and $6,480, respectively, and accrued interest of $3,520 and $3,520, respectively, and is currently in default.

NOTE 6 – STOCKHOLDER’ EQUITY

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

See Note 7 – Loss on Investment for a description of shares issued during the year ended December 31, 2022.

There were 74,417,002 and 32,417,002 shares of common stock issued and outstanding as of December 31, 2022 and 2021, respectively.

NOTE 7 – LOSS ON INVESTMENT

During the year 2022, we issued 42,000,000 shares of our common stock to acquire all of the share capital of Eco Equity Limited, a company organized under the laws of England and Wales. As the Company’s Common Stock is thinly traded, the value assigned to each share issued was the last sale price of the Company’s Common Stock with a price of $0.0017 per share for an aggregate of $71,404. As of December 31, 2022, we ascribed no value to this investment and, accordingly, have recognized a loss on investment of $71,404.

NOTE 8 – SUBSEQUENT EVENTS

 Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent events:

On May 8, 2023, the Company acquired all of the share capital of WLR Farming (Pty), Ltd, a company organized under the laws of South Africa and a grower and exporter of medical cannabis, in exchange for Six Million South Africa Rand (ZAR 6,000,000) which amount is to be paid over twelve months from the date of agreement.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This section includes information concerning the controls and controls evaluation referred to in those certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is described below.

Management Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2022. Our CEO and CFO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, a lack of a formal management review process over preparation of financial information, and a lack of adequate resources to ensure our filing requirements under the Exchange Act are satisfied. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported the following material weaknesses:

•	Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;
•	Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards; we do not have an audit committee or compensation committee. Our Board of Directors acts primarily by written consent without meetings which results in several of our corporate governance functions not being performed concurrent (or timely) with the underlying transactions, including evaluation of the application of accounting principles and disclosures relating to those transactions;
•	Certain reports that we prepare, and accounting and reporting conclusions reached in connection with the financial statement preparation process are not subjected to a formal review process that includes multiple levels of review and are not submitted timely to the Board of Directors for review or approval; and
•	Inability to dedicate sufficient resources to our accounting and reporting obligations to enable the Company to satisfy its reporting obligations under the Exchange Act.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full-time staff. We believe that this is typical in many development-stage companies. We may not be able to fully remediate the material weakness until we can generate additional capital resources to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management’s report in this Annual Report.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table includes the name, age, and position of each person who served as a director or executive officer of the Company during 2022. The address of each of the persons in the table is c/o the Company at 86-90 Paul Street, London EC2A 4NE, United Kingdom.

Name	Age(1)	Position
Jon-Paul Doran(2)	36	CEO, Secretary, and Director

Timothy Ambrose(3)	43	President and Director

Darlington Ganda(4)	36	Chief Financial Officer

(1)	As of December 31, 2022.
(2)	Appointed on October 17, 2021.
(3)	Appointed on October 17, 2021.
(4)	Appointed on October 17, 2021.

The following is a summary of the relevant backgrounds and business information concerning our directors and executive officers. Based upon the information below, the Company believes that Messrs. Doran and Ambrose each have the educational backgrounds and business and operational experiences that give each of them the qualifications and skills to serve as directors of the Company.

Jon-Paul (JP) Doran – Chief Executive Officer, Secretary, and Director

Mr. Doran serves as a director of the Company and as its Chief Executive Officer, having been appointed to these positions on October 17, 2021. Jon-Paul transitioned from finance into the cannabis industry after recognizing its potential for alternative therapies, and to make affordable healthcare alternatives globally accessible. Beginning his career at Citigroup, Jon-Paul pivoted into private equity working across the Far East and Middle East before embarking on his mission to democratize alternative therapies and reshape the wellness landscape. In 2020 Jon-Paul founded JPD Capital, a cannabis fund domiciled in Guernsey.

Timothy Ambrose – President, Chief Operating Officer, and Director

Mr. Ambrose serves as a director of the Company and as its President and Chief Operating Officer. A vastly experienced executive, Tim built his career from McKinsey to leadership roles at DMGT, Trinity Mirror PLC, and the Company’s entry into the medical cannabis market, helping to enhance global accessibility of high-quality medicinal cannabis for patients.

Darlington Ganda – Chief Financial Officer

Mr. Ganda serves as the Company’s Chief Financial Officer, having been appointed to this position on October 17, 2021. With over 15 years of experience as an accomplished finance and business leader, Darlington built his career from internal auditor at Trust Bank to completing his articles and embarking on a management consulting career, providing guidance to startups and leading turnarounds, before leveraging his entrepreneurial spirit to found a manufacturing company in Zimbabwe, developing a track record of building teams, optimizing processes, driving innovation, and delivering results.

Delinquent Section 16(a) Reports

Our common stock is not registered pursuant to Section 12 of the Exhange Act. Accordingly, our directors, executive officers, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Business Conduct

We have not adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K.

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the total compensation that the Company paid during the fiscal years ended December 31, 2022 and 2021 to the NEOs, who are the Chief Executive Officer, President, Chief Financial Officer, and our other most highly compensated executive officers who received more than $100,000 in annual compensation from the Company.

Name and Principal Position	Year	Salary(1)	Cash Bonus	Stock Awards(2)	All Other Compensation	Total
Jon-Paul Doran— CEO(3)	2022 2021	$ ― ―	$ ― ―	$ 88,530,240 ―	$ ― ―	$ 88,530,240 ―

Timothy Ambrose— President(4)	2022 2021	$ ― ―	$ ― ―	$ 28,479,384 ―	$ ― ―	$ 28,479,384 ―

Darlington Ganda— Chief Financial Officer(5)	2022 2021	$ ― ―	$ ― ―	$ 916,176 ―	$ ― ―	$ 916,176 ―

Laura De Leon Castro— President and Secretary(6)	2022 2021	$ ― ―	$ ― ―	$ ― ―	$ ― ―	$ ― ―

(1)	None of our management received cash salaries during 2022 or 2021.
(2)	These amounts reflect the vested portion of stock awards made during 2022 and are based upon the last trading price of our common stock on OTC Markets ($6.00) prior to the date of the award. Because of the extremely limited trading volume associated with the Company’s shares in 2022, the Company does not believe that such price is an accurate reflection of the actual value of the shares awarded.
(3)	Appointed on October 17, 2021.
(4)	Appointed on October 17, 2021.
(5)	Appointed on October 17, 2021.
(6)	Appointed on October 30, 2020. Resigned on October 17, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the amount of the Company’s common stock beneficially owned (unless otherwise indicated) as of December 31, 2022, by (1) any person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock, (2) each director of the Company, (3) each named executive officer, and (4) all directors and executive officers as a group. The applicable percentage ownership is based upon 74,417,002 shares of common stock issued and outstanding as of December 31, 2022.

The number of shares of common stock beneficially owned by each entity, person, director/director nominee, or executive officer is determined under SEC rules and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the entity or individual has sole or shared voting power or investment power and also any shares that the entity or individual had the right to acquire as of December 31, 2022, or within 60 days after December 31, 2022, through the exercise of any stock option or other right. Unless otherwise indicated, to our knowledge, each individual has sole investment and voting power, or shares such powers with his spouse, with respect to the shares set forth in the table.

Name	Sole Voting and Investment Power	Other Beneficial Ownership	Total	Percent of Class Outstanding
Timothy Ambrose	14,746,564	—	14,746,564	19.82%
Jon-Paul Doran	24,755,040	—	24,755,040	33.27%
Darlington Ganda(1)	152,696	—	152,696	*
All directors and executive officers as a group (3 persons)	39,654,300	—	39,654,300	53.29%

*	Indicates less than one percent.

(1)	Mr. Ganda serves as the Company’s Chief Financial Officer. Mr. Ganda is not a director of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related-Party Transactions

We follow ASC 850 – Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. When and if we contemplate entering into a transaction in which any executive officer, director, nominee, or any family member of the foregoing would have a direct or indirect interest, regardless of the amount involved, the terms of such transaction are to be presented to our full Board (other than any interested director) for approval, and documented in the Board minutes. Other than as described below, we have had no related party transactions during the two fiscal years ended December 31, 2022.

On September 24, 2021, JP Capital, a company controlled by Jon-Paul Doran, the Company’s CEO, advanced working capital of $17,500 to the Company. As of December 31, 2022, the $17,500 advance had not been repaid.

In December 2021, Jon-Paul Doran and Timothy Ambrose each acquired 10,000,000 restricted shares of our common stock from First Choice Marketing Group, LLC, which, at the time, was an affiliate of the Company, owning 61.7% of the issued and outstanding shares of our common stock.

On October 23, 2022, we issued an aggregate of 19,654,300 shares of our common stock in exchange for services rendered by directors and officers of the Company as follows:

•	Jon-Paul Doran – 14,755,040 shares;
•	Timothy Ambrose – 4,746,564 shares; and
•	Darlington Ganda – 152,696 shares.

Director Independence

Neither Jon-Paul Doran nor Timothy Ambrose is currently considered to be an independent director.

Item 14. Principal Accountant Fees and Services

Set forth below is a summary of certain fees paid to our independent audit B.F. Borgers CPA PC for services for the fiscal years 2022 and 2021, respectively:

Services Provided	2022	2021
Audit fees(1)	$25,000	$13,230
Audit-related fees	—	—
Tax	—	—
All other	—	—
Total	$25,000	$13,230

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

None.

Item 16. Form 10-K Summary

Not Included.

(a)(2) Exhibits

3.	Articles of Incorporation or Bylaws

	(a)	Articles of Incorporation of the Company. [Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-1 filed on February 13, 2019]

	(b)	Bylaws of the Company [Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-1 filed on February 13, 2019]

10.	Material Contracts

	(a)	Share Purchase Agreement, dated May 8, 2023, between the Company and certain sellers, concerning the acquisition of WLR Farming (Pty) Ltd.]

31.	Rule 13a-14(a)/15d-14(a) Certifications

	1.	Certification by Chief Executive Officer*

	2.	Certification by Chief Financial Officer*

32.	Rule 1350 Certifications

	1.	Certification by Chief Executive Officer*

	2.	Certification by Chief Financial Officer*

101.INS		Formatted in Inline XBRL (Extensible Business Reporting Language) (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH		Inline XBRL Taxonomy Extension Schema Document.

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*       Filed herewith

**	The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
30

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

CRUCIAL INNOVATIONS CORP.

Date: April 26, 2024	/S/ JON-PAUL DORAN
Jon-Paul Doran
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JON-PAUL DORAN	Director and CEO (Principal Executive Officer)	April 26, 2024
Jon-Paul Doran

/S/ TIMOTHY AMBROSE	Director	April 26, 2024
Timothy Ambrose

/S/ DARLINGTON GANDA	CFO (Principal Financial and Accounting Officer)	April 26, 2024
Darlington Ganda

