Form 10-K
period 2023-12-31
Crucial Innovations, Corp.
filed 2024-12-10
CIK 1766016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023

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

__________________________________________
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

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $158,865,061 computed on the basis of $4.55 per share, the closing price of the registrant’s common stock on OTC Markets on June 30, 2023. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 74,417,002 shares of the registrant’s common stock, $0.001 par value, outstanding as of December 31, 2023, and 381,320,798 shares of the registrant’s common stock outstanding as of December 3, 2024.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐

2

EXPLANATORY NOTE

The following Annual Report on Form 10-K (“10-K”) for Crucial Innovations Corp. (“CINV” or the “Company”) for the year ended December 31, 2023 presents the Company and its results of operations for the periods indicated therein.

Except as specifically designated herein, this 10-K does not reflect events occurring after December 31, 2023 and the Company has not otherwise updated disclosures contained herein to reflect events that occurred at a later date.

PART I

Item 1. Business

The Company

Crucial Innovations Corp. (collectively with our subsidiary, “we,” “us,” “our,” “CINV” or the “Company”), a Nevada corporation, was formed on February 28, 2018. We were initially engaged in the business of English language tutoring over the Internet. However, we were not able to execute our original business plan, develop significant operations or achieve commercial sales. During 2023, we determined to change our business to become a supplier and distributor of medical cannabis in Europe (see Significant Events During 2023 below where we signed separate agreements to acquire a licensed grower and exporter of medical cannabis and associated real property in South Africa).

Our principal office is located at 86-90 Paul Street, London EC2A 4NE United Kingdom, and our telephone number is +44 (0) 203 148 1452. Our corporate website is located at www.cinvcorp.com, although it does not constitute a part of this Annual Report. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission (“SEC”). Our shares have previously traded on the OTC Markets expert trading platform under the symbol ‘CINV’. Following the filing of this annual report on Form 10-K and other reports as required by the SEC, we intend to re-apply to OTC Markets to resume trading in our shares.

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

Risks Related to Our Common Stock

Our shares are currently not traded on any exchange or quotation medium. Previously, our shares were traded on the OTC Markets trading platform. Following the filing of this annual report on Form 10-K and other reports as required by the SEC, we intend to re-apply to OTC Markets to resume trading in our shares. We cannot guarantee that OTC Markets will accept our application or that we will otherwise qualify under the listing standards of OTC Markets.

If our shares are able to resume trading, we could experience higher trading volumes and volatility in the future. This volatility may affect the price at which you could sell our common stock and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. This volatility may affect the price at which you could sell our common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our share price is expected to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks Related to our Business and Industry” variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

The pricing and or trading volume of our common stock could decline if there are no independent analysts reports about our business. In the event that our shares are able to resume trading, future sales of our common stock by our existing stockholders could cause our share price to decline. Although our common stock was previously listed for trading on the OTC Markets trading platform, there has not been a sustained history of trading in our common stock on this platform or in “over-the-counter” markets. Moreover, consistent with Regulation M and other federal securities laws applicable to our listing, we have not consulted with our existing stockholders regarding their desire or plans to sell shares in the public market. Further, we have also not discussed with potential investors their intentions to buy our common stock in the open market.

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

Damage to the Company's reputation can be the result of the actual or perceived occurrence of any number of events, and could include any negative publicity, whether or not such publicity is accurate. The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views regarding the Company and its activities, whether true or not. Although the Company believes that it operates in a manner that is respectful to all stakeholders and that it takes pride in protecting its image and reputation, it does not ultimately have direct control over how it is perceived by others. Reputational loss may result in decreased ability to enter into new customer, distributor or supplier relationships, retain existing customers, distributors or suppliers, reduced investor confidence and access to capital, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance our projects, thereby having a material adverse effect on our financial performance, financial condition, cash flows and growth prospects.

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

Our business is subject to risks associated with having operations in international markets, including foreign exchange fluctuations. While our financial statements are presented in U.S. dollars, our operations are concentrated in the United Kingdom and South Africa. Our various commercial agreements are denominated in a variety of currencies, including U.S. dollars, Great Britain Pounds Sterling, Euro, and South Africa Rand. We do not employ hedging strategies, and are therefore subject to fluctuations in exchange rates, which can negatively impact the U.S. dollar value of our assets, liabilities, and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our operations and other aspects of our business rely heavily on various information technology systems which are largely managed by third parties. We face significant cybersecurity threats, which are continuously increasing in sophistication, including computer viruses, internal and external security breaches, and other cyber-attacks. These threats could disrupt our operations, lead to the loss of confidential information, and hinder our ability to accurately report our financial results in a timely manner. We have adopted a Cybersecurity Policy to create effective administrative, technical, electronic, and physical protections to safeguard the personal information of Company personnel, confidential information concerning our operations and the integrity of the Company’s information systems.

We have created an Information Security Team to implement and administer our Cybersecurity Policy. Among the duties and responsibility of our Information Security Team are the following:

•	Ensuring that all CINV personnel are aware of the Cybersecurity Policy and agree to adhere to its requirements;
•	Establishing that information concerning the Company is stored on encrypted cloud-based servers accessible only by authorized CINV personnel;
•	Providing that all of the Company’s information systems are backed up daily, with offline copies available in the event that a major security issue arises;
•	Testing and evaluating cybersecurity safeguards via the use of third-party information technology service providers;
•	Reviewing the security measures in the Company’s Cybersecurity Policy annually or when there is a change in applicable laws or regulations or in business activities of Equus; and
•	Conducting training as necessary for all CINV personnel; and
•	Reporting cybersecurity matters to our Board of Directors who provide oversight of our Information Security Team.

We utilize third-party services and tools for identifying, protecting against, and detecting cyber incidents, and also partner with external vendors to augment our internal security capabilities. Additionally, we engage third-parties to conduct independent assessments of our cybersecurity infrastructure to evaluate the efficiency and effectiveness of our detection capabilities, along with our response mechanisms, and overall risk management.

Our approach to managing cybersecurity risks is part of a continuous improvement process, both in the context of cybersecurity and broader operational risk management. This ongoing process, which includes personnel training, is aimed at routinely reviewing and, as necessary, improving, our oversight processes and tools to ensure they remain effective and resilient in their management of cybersecurity risk.

Material Impact of Cybersecurity Threats

While we have yet to experience a material cybersecurity event, we acknowledge the persistent and evolving nature of these threats, which have the potential to materially impact our business strategy, operations, and financial results adversely. We maintain robust policies and procedures focused on cybersecurity incident management, ensuring timely communication and escalation to all relevant stakeholders. This enables faster response and effective communication, including public disclosure if a material cybersecurity event were to occur.

Board of Directors Oversight

Our Board of Directors oversees risks related to cybersecurity, including the security of our corporate, financial, and operations information and the steps management is taking to monitor and control these risks. In the future, our Information Security Team will conduct regular meetings with our independent directors to discuss various compliance matters, including any cybersecurity issues.

Item 2. Properties

United Kingdom. In the United Kingdom, CINV leases virtual office space at 86-90 Paul Street, London on a month-to-month basis.

South Africa. In May 2023, we entered into an agreement to lease, at our option, a 17,000 square meter property in South Africa on 1.572 hectares of land where we intend to cultivate, harvest, and process medical cannabis products. Commencing June 30, 2023, we had the right to occupy the property for a monthly lease payment of Five Thousand Great Britain Pounds Sterling (GBP 5,000). We commenced occupancy of the property in September 2023.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Presently, our common stock is not traded on any exchange or quotation medium. Previously, our common stock is listed on OTC Markets under the symbol “CINV”. We had an estimated 500 stockholders as of September 13, 2024, 366 of whom were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name.

The following table reflects the high and low closing sales prices per share of our common stock on the OTC per share for each of the three years ended December 31, 2023, by quarter:

	2023				2022				2021
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$4.55	$4.55	$4.55	$4.55	$12.25	$12.25	$12.25	$6.00	$8.00	$4.50	$12.00	$12.45
Low	4.55	4.55	4.55	4.55	12.25	12.25	4.55	4.55	4.05	3.20	4.00	7.00

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Crucial Innovations Corp. (collectively with our subsidiary, “we,” “us,” “our,” “CINV” or the “Company”), a Nevada corporation, was formed on February 28, 2018. We were initially engaged in the business of English language tutoring over the Internet. However, we were not able to execute our original business plan, develop significant operations or achieve commercial sales. During 2023, we determined to change our business to become a supplier and distributor of medical cannabis in Europe (see Significant Events During 2023 below where we signed separate agreements to acquire a grower of medical cannabis and associated real property in South Africa).

Our principal office is located at 86-90 Paul Street, London EC2A 4NE United Kingdom, and our telephone number is +44 (0) 203 148 1452. Our corporate website is located at www.cinvcorp.com, although it does not constitute a part of this Annual Report. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission (“SEC”). Our shares have previously traded on the OTC Markets expert trading platform under the symbol ‘CINV’. Following the filing of this annual report on Form 10-K and other reports as required by the SEC, we intend to re-apply to OTC Markets to resume trading in our shares.

Significant Events During 2023

On May 8, 2023, the Company entered into an agreement to acquire all of the share capital of WLR Farming (Pty), Ltd, a company organized under the laws of South Africa and a licensed grower and exporter of medical cannabis (hereinafter, “WLR”), in exchange for (i) Six Million South Africa Rand (ZAR 6,000,000) which amount was intended to be paid over twelve months from the date of agreement, and (ii) 500,000 shares of our common stock. On March 5, 2024, we issued the owners of WLR an aggregate of 500,000 shares of our common stock. On November 8, 2024, this agreement was amended to provide for the payment of Fifty Thousand Pounds in cash, together with the issuance of an aggregate of 1.25 million shares of common stock, inclusive of the 500,000 shares issued in March 2024. The cash payment obligation was satisfied on November 11, 2024.

On May 11, 2023, the Company signed an agreement to to lease, at its option, 1.5782 hectares of land in South Africa for the purpose of growing and cultivating medical cannabis in exchange for a commitment to pay Six Million South Africa Rand (ZAR 6,000,000). The Company has the right to occupy the property commencing June 30, 2023 by paying a monthly lease payment of Five Thousand Great Britain Pounds Sterling (GBP 5,000). The Company commenced occupancy of the property in September 2023.

Results of Operations

Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022

The Company’s results from operations for the years ended December 31, 2023 and 2022 and the changes between those periods for the respective items are summarized as follows:

		Years Ended December 31,

	2023	2022	Change ($)
Revenues	$–	$–	$–
Operating expenses	38,090	42,709	(4,619)
Other expenses	1,528	896	632
Net loss	$39,618	$43,605	$(3,987)

The Company generated no revenues for the years ended December 31, 2023 and 2022. Operating expenses consist primarily of general and administrative expenses in the amount of $36,404 and $4,191, professional fees of $1,686 and $38,518 for the years ended December 31, 2023 and 2022, respectively.

Other expenses consist of imputed interest expenses of $1,528 and 896 for the years ended December 31,2023 and 2022, respectively.

Our financial statements report a net loss of $39,618 for the year ended December 31, 2023 compared to a net loss of $43,605 for the year ended December 31, 2022.

Liquidity and Capital Resources

The following tables provides selected financial data about our company as of December 31, 2023 and 2022, respectively.

Working Capital

	December 31,	December 31,
	2023	2022	Change ($)
Cash	$–	$–	$–
Current assets	–	–	–
Current liabilities	(114,087)	(39,722)	(74,365)
Working capital (Deficiency)	$(114,087)	$(39,722)	$(74,365)

As of December 31, 2023 and 2022 , our current assets were $0, respectively. As of December 31, 2023, our current liabilities were $114,087 compared to $39,722 as of December 31, 2022. Our working capital deficiency was $114,087 as of December 31, 2023 compared to a working capital deficiency of $39,722 as of December 31, 2022. The increase in working capital deficiency was the result of an increase in current liabilities primarily due to an increase in amounts due on a lease liability.

Cash Flows

		Years Ended December 31,

	2023	2022	Change ($)
Cash flows used in operating activities	$(31,359)	$(34,670)	$3,311
Cash flows used in investing activities	–	–	–
Cash flows provided by financing activities	31,359	34,670	(3,311)
Effect of exchange rate changes on case	–	–	–
Net change in cash during the period	$–	$–	$–

For the year ended December 31, 2023, net cash flows used in operating activities consisted of a net loss of $39,618, an increase in imputed interest on related party loans of $1,528, an increase in accounts payable of $6,136, and change in right-of-use asset and lease liability of $595. For the year ended December 31, 2022, net cash flows used in operating consisted of a net loss of $43,605, an increase in imputed interest on related party loans of $896, a decrease in prepaid expenses of $10,750 and an increase in accounts payable of $2,711.

During the years ended December 31, 2023 and 2022, there were no cash flows in investing activities.

During the year ended December 31, 2023 and 2022, the cash flows from financing activies related to operating expenses paid by related parties.

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

Contractual Obligations

The Company has 1 lease classified as an operating lease.

As of December 31, 2023, future maturity of lease liabilities is as follows:

Year ended December 31,
2024	$70,015

Off Balance Sheet Arrangements

None.

Subsequent Events

Our Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent events:

On February 26, 2024, our Board of Directors (“Board”) amended and restated our Articles of Incorporation to provide for an increase in the number of our authorized shares of capital stock from 75,000,000 to 550,000,000, consisting of 500,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of undesignated preferred stock, par value $0.001 per share. A copy of our amended and restated Articles of Incorporation has been filed as an exhibit to this annual report on 10-K.

On February 26, 2024, our Board amended and restated our Bylaws, a copy of which is filed as an exhibit to this annual report on Form 10-K.

On February 26, 2024, the Company’s Board of Directors adopted the Company’s 2024 Equity Incentive Plan (“Incentive Plan”), the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of CINV to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards. The maximum number of shares of our common stock that are subject to awards granted under the Incentive Plan is 350,000,000 shares. The term of the Incentive Plan will expire on February 25, 2034. Our Board of Directors, which serves as the administrator of the Incentive Plan, has granted awards under the Incentive Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 305,582,998 shares, all of which became fully-vested at the time of grant. We intend to account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards that are immediately vested, we recognize expense associated with the award during the period in which the award is granted, in an amount equal to the number of shares granted, multiplied by the closing trading price of the shares on the relevant grant date.

On February 29, 2024, we added three independent directors to our Board.

On March 5, 2024, in connection with our agreement to acquire WLR as described under Significant Events During 2023 above, we issued the owners of WLR an aggregate of 500,000 shares of our common stock.

On June 25, 2024, we issued an aggregate of 1,320,798 restricted shares of common stock in connection with a private offering of our securities in accordance with the requirements of Regulations D and S as adopted by the SEC.

On August 1, 2024, we entered into an agreement to acquire all of the outstanding share capital of Bearded Budz (Pty) Ltd, a licensed grower and exporter of cannabis based in South Africa.

Also on August 1, 2024, we added a sixth director to our Board.

On November 8, 2024, our agreement to acquire WLR described under Significant Events During 2023 above was amended to provide for the payment of Fifty Thousand Pounds (£50,000) in cash, together with the issuance of an aggregate of 1.25 million shares of common stock, inclusive of the 500,000 shares issued in March 2024. The cash payment obligation was satisfied on November 11, 2024.

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

Item 8. Financial Statements and Supplementary Data

New York Office: 805 Third Avenue New York, NY 10022 212.838.5100 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Crucial Innovations Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Crucial Innovations Corp. (the Company) as of December 31, 2023 and 2022 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, As of December 31, 2023, the Company had an accumulated deficit of $197,385, a net loss of $39,618 for the year ended December 31, 2023, and has not earned any revenues since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3, is to fund operations through equity financing arrangements and related party advances, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

/s/ RBSM LLP

New York, NY

December 6, 2024

New York, NY Washington DC Mumbai & Pune, India San Francisco, CA

Houston, TX Boca Raton, FL Las Vegas, NV Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

CRUCIAL INNOVATIONS CORP.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$—	$—
Total Current Assets	—	—

Right-of-use asset	67,634	—
Total Assets	$67,634	$—

LIABILITIES AND STOCKHOLD ERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$9,670	$3,534
Convertible note and accrued interest	10,000	10,000
Lease liability	68,229	—
Due to related parties	26,188	26,188
Total Current Liabilities	114,087	39,722

Total Liabilities	114,087	39,722

Commitments and contingencies	—	—

Stockholders' Deficit
Common stock: 500,000,000 authorized; $0.0001 par value, 74,417,002 shares issued and outstanding, respectively	7,441	7,441
Additional paid-in capital	143,491	110,604
Accumulated deficit	(197,385)	(157,767)
Total Stockholders' Deficit	(46,453)	(39,722)
Total Liabilities and Stockholders' Deficit	$67,634	$—

The accompanying notes are an integral part of these audited financial statements

CRUCIAL INNOVATIONS CORP.

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2023	2022

Revenues	$—	$—

Operating expenses
Professional fees	1,686	38,518
General and administrative expenses	36,404	4,191
Total operating expenses	38,090	42,709

Loss from operations	(38,090)	(42,709)

Other Expense
Interest expense	(1,528)	(896)
Total other expense	(1,528)	(896)

Net loss before taxes	(39,618)	(43,605)
Provision for income taxes	—	—
Net loss	$(39,618)	$(43,605)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	74,417,002	40,356,728

The accompanying notes are an integral part of these audited financial statements.

CRUCIAL INNOVATIONS CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2023 and 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	32,417,002	$3,241	$87,910	$(91,580)	$(429)
Common shares issued for share exchange agreement	42,000,000	4,200	(4,200)	—	—
Imputed interest on related party loans	—	—	896	—	896
Contribution - related party	—	—	25,982	—	25,982
Net loss	—	—	—	(43,605)	(43,605)
Balance, December 31, 2022	74,417,002	7,441	110,604	(157,767)	(39,722)
Contributions - related party	—	—	31,359	—	31,359
Imputed interest on related party loans	—	—	1,528	—	1,528
Net loss	—	—	—	(39,618)	(39,618)
Balance,December 31, 2023	74,417,002	$7,441	$143,491	$(197,385)	$(46,453)

The accompanying notes are an integral part of these audited financial statements.

CRUCIAL INNOVATIONS CORP.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(39,618)	$(43,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	1,528	896
Changes in operating assets and liabilities:
Prepaid expenses	—	10,750
Accounts payable	6,136	(2,711)
Change in right-of-use asset and lease liability	595	—
Net Cash Used in Operating Activities	(31,359)	(34,670)

Cash Flows from Financing Activities:
Proceeds from related parties	31,359	34,670
Net Cash Provided by Financing Activities	31,359	34,670

Net change in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activity
Recognition of right of use asset and lease liability	$91,286	$—

The accompanying notes are an integral part of these audited financial statements.

CRUCIAL INNOVATIONS CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

On May 8, 2023, the Company entered into an agreement to acquire all of the share capital of WLR Farming (Pty), Ltd, a company organized under the laws of South Africa and a licensed grower and exporter of medical cannabis (hereinafter, “WLR”), in exchange for (i) Six Million South Africa Rand (ZAR 6,000,000) which amount was intended to be paid over twelve months from the date of agreement, and (ii) 500,000 shares of our common stock. On March 5, 2024, we issued the owners of WLR an aggregate of 500,000 shares of our common stock. On November 8, 2024, this agreement was amended to provide for the payment of Fifty Thousand Pounds (£50,000) in cash, together with the issuance of an aggregate of 1.25 million shares of common stock, inclusive of the 500,000 shares issued in March 2024. The cash payment obligation was satisfied on November 11, 2024. The acquisition was not completed during the year ended December 31,2023 until the owners of WLR transferred 100% WLR’s shares to the Company on April 2,2024.

In connection with the agreement to acquire WLR, we determined to change our business to become a supplier and distributor of medical cannabis in the United Kingdom and continental Europe (See also Note 9 - Subsequent Events where we entered into an agreement to acquire Bearded Budz (Pty) Ltd., another grower and exporter of medical cannabis, on August 1, 2024).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the financial statements.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash and cash equivalents at December 31, 2023 and 2022.

Foreign Currency

The Company maintains its books and record in its local currency, United States dollars (“USD” or “$”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in operating expenses in the statements of operations.

Leases

ASC 842 supersedes the lease requirements in ASC 840 “Leases”, and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. For ROU assets, the Company has elected to account for non-lease components as part of the lease.

Any lease with a term of 12 months or less is considered short-term. As permitted by ASC 842, short-term leases are excluded from the ROU assets and lease liabilities on the balance sheets. Consistent with all other operating leases, short-term lease expense is recorded on a straight-line basis over the lease term.

The Company determines the present value of minimum future lease payments for operating leases by estimating a rate of interest that it would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments and a similar economic environment (the “incremental borrowing rate” or “IBR”).The Company determines the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances.

As of December 31, 2023, the Company’s lease agreement was for occupancy of land and it is accounted for as operating leases.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (Note 5).

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

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Recent accounting pronouncements

The Company has implemented all new pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2023, the Company had an accumulated deficit of $197,385, a net loss of $39,618 for the year ended December 31, 2023, and has not earned any revenues since inception. The Company intends to fund operations through equity financing arrangements and related party advances, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

The ability of the Company to emerge from an early stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. The Company is presently conducting a private offering of its equity securities of up to $12.0 million.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – LEASE

The Company had the right to occupy the land commencing June 1, 2023, by paying a monthly lease payment of Five Thousand Great Britain Pounds Sterling (GBP 5,000). The Company occupied the land starting September 1, 2023 and recognized ROU assets and lease liabilities for the period of 15 months, from this date.

The components of lease expense were as follows:

	December 31,	December 31,
	2023	2022
Operating lease cost	$24,751	$—
Variable lease cost (foreign currency adjustment)	595
Total lease cost	$25,346	$—

Supplemental cash flow information related to leases was as follows:

Cash paid for operating cash flows from operating leases	$24,751	$—
Right -of-use assets obtained upon acquisition -September 1, 2023	$91,286	$—

Supplemental balance sheet information related to leases was as follows:

Weighted-average discount rate — operating leases	6.25%	—
Weighted-average remaining lease term - operating lease (year)	0.92	—

The following table outlines maturities of our lease liability as of December 31, 2023:
2024	$70,015
Thereafter	—
$70,015
Less imputed interest	(1,786)
Operating lease liability	$68,229

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2022, the Company issued 19,654,300 shares of common stock, with no value), to two directors and officers of the Company in connection with the planned acquisition of Eco Equity Limited. The acquisition of Eco Equity Limited did not complete.

During the years ended December 31, 2023 and 2022, the Company’s CEO advanced to the Company $31,359 and $25,982, respectively, by paying for operating expenses on behalf of the Company. The amounts were fully contributed to the Company as a component of additional paid-in capital.

During the years ended December 31, 2023 and 2022, the Company’s President and director advanced the Company an amount of $0 and $8,688, respectively, by paying for operating expenses on behalf of the Company.

As of December 31, 2023 and 2022, in connection with the Eco Equity transaction which did not complete, the Company was obligated to related parties for an unsecured, non-interest-bearing demand loan with a balance of $17,500.

During the years ended December 31, 2023 and 2022, the Company calculated imputed interest on advance from related parties as a component of additional paid-in capital, of $1,528 and $896, respectively.

NOTE 6 – CONVERTIBLE NOTE

On April 14, 2021, the Company issued a convertible note with a conversion price of 60% discount on the market price to pay operating expenses of $6,480. On June 30, 2021, the conversion price of this note was amended to a fixed conversion price of $3.00 per share of common stock. As result, after adopting ASU 2020-06, the Company will no longer incur non-cash interest expense related to the accretion of the debt discount associated with the embedded conversion option. The Company was required to repay the amount of $10,000 within 90 days. As of December 31, 2023 and 2022, the principal balance due on the note was $6,480 and $6,480, respectively, and accrued interest of $3,520 and $3,520, respectively (See Note 9 - Subsequent Events where this note was fully repaid).

NOTE 7 – STOCKHOLDER’ DEFICIT

As of December 31, 2023, the Company had 75,000,000, $0.0001 par value shares of common stock authorized. On February 26, 2024, the Company amended and restated its Articles of Incorporation to increase the number of authorized shares of capital stock from 75,000,000 to 550,000,000, consisting of 500,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of undesignated preferred stock, par value $0.001 per share.

During the year 2022, the Company issued 42,000,000 shares of common stock to acquire all of the share capital of Eco Equity Limited (including issuance of 19,654,300 shares to two the Company’s directors and officer), a company organized under the laws of England and Wales.

There were 74,417,002 shares of common stock issued and outstanding as of December 31, 2023 and 2022.

NOTE 8 – INCOME TAXES

The Company has not made provision for income taxes for the years ended December 31, 2023 and 2022 since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of December 31, 2023. The Company has incurred a net operating loss (NOL) of $39,618, the net operating loss carry forwards will begin to expire in varying amounts beginning with the year ended December 31, 2038, subject to its eligibility as determined by respective tax regulating authorities. NOLs generated in tax years prior to December 31, 2018, can be carryforward for twenty years, whereas NOLs generated after December 31, 2018 can be carryforward indefinitely. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code. U.S. Federal tax returns are closed by statute for years through 2015. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

Net deferred tax assets consist of the following components as of December 31, 2023 and 2022:

	December 31,	December 31
	2023	2022
Net loss for the year	$(39,618)	(43,605)
Effective tax rate	21%	21%
Tax Recovery	(8,320)	(9,157)
Less: valuation allowance	8,320	9,157
Net deferred asset	$—	$—

Tax returns for the years ended 2018 to 2023, have not been filed by the Company, and are subject to review by the tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year ended December 31, 2023. The Company has not accrued interest or penalties associated with unrecognized tax liabilities.

NOTE 9 – SUBSEQUENT EVENTS

 Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent events:

On February 26, 2024, the Company’s Board of Directors approved following:

•	An increase in the number of shares of capital stock authorized to be issued, from 75,000,000 shares to 550,000,000 shares, par value $0.001 per share, consisting of 500,000,000 shares of common stock and 50,000,00 shares of undesignated preferred stock.
•	Adoption of the Company’s 2024 Equity Incentive Plan (“Incentive Plan”), which provides for the issuance of up to 350,000,000 shares of common stock. On March 5, 2024, the Company issued 304,221,186 shares of common stock for services under the Incentive Plan.
•	To grant of a common stock purchase option of 20,000,000 shares for services, with a term of 10 years, at exercise price of $0.01 per share.

On February 29, 2024, the Company’s Board of Directors approved following:

•	Issuance of 861,812 shares of common stock for services under the Company’s Incentive Plan which were issued on March 5, 2024.
•	A private offering of up to 24,000,000 shares of the Company’s common stock of up to $12,000,000, in accordance with the requirements of Regulations D and S as adopted by the SEC (“Private Offering”).

On March 5, 2024, the Company issued the owners of WLR an aggregate of 500,000 shares of common stock.

On May 23, 2024, the Company entered into a Joint Venture with Inspire Pharmacy (“Inspire”) to sell and distribute medical cannabis to Qualified Patients on an exclusive basis in the United Kingdom for period of 5 years at a fee of GBP 5.00 to Inspire for each fulfilled order. The joint venture will be owned 92.5% by CINV and 7.5% by Insipire.

On June 25, 2024, we issued an aggregate of 1,320,798 restricted shares of common stock in connection with the Private Offering.

On August 1, 2024, we entered into an agreement to acquire all of the outstanding share capital of Bearded Budz (Pty) Ltd, a licensed grower and exporter of cannabis based in South Africa in exchange for ZAR 30 million in shares of common stock of the Company and a ZAR 30 million convertible note.

On October 4, 2024, the Company paid $10,000 to the U.S. Securities and Exchange Commission, a judgment creditor of the holder of the promissory note described in Note 9 above, as full payment against this obligation.

On November 8, 2024, our agreement to acquire WLR was amended to provide for the payment of Fifty Thousand Pounds (£50,000) in cash, together with the issuance of an aggregate of 1.25 million shares of common stock, inclusive of the 500,000 shares issued in March 2024. The cash payment obligation was satisfied on November 11, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2023. Our CEO and CFO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, a lack of a formal management review process over preparation of financial information, and a lack of adequate resources to ensure our filing requirements under the Exchange Act are satisfied. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table includes the name, age, and position of each person who served as a director or executive officer of the Company during 2023. The address of each of the persons in the table is c/o the Company at 86-90 Paul Street, London EC2A 4NE, United Kingdom.

Name	Age(1)	Position
Jon-Paul Doran(2)	36	CEO, Secretary, and Director

Timothy Ambrose(2)	43	President and Director

Darlington Ganda(2)	36	Chief Financial Officer
(1) As of December 31, 2023.
(2) Appointed on October 17, 2021.

The following is a summary of the relevant backgrounds and business information concerning our directors and executive officers who served in 2023. Based upon the information below, the Company believes that Messrs. Doran and Ambrose each have the educational backgrounds and business and operational experiences that give each of them the qualifications and skills to serve as directors of the Company.

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

Code of Business Conduct

As of December 31, 2023, we have not adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K.

Board Committees

As of December 31, 2023, we do not have any Board Committees.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the total compensation that the Company paid during the fiscal years ended December 31, 2023 and 2022 to the NEOs, who are the Chief Executive Officer, President, Chief Financial Officer, and our other most highly compensated executive officers who received more than $100,000 in annual compensation from the Company.

Name and Principal Position	Year	Salary(1)	Cash Bonus	Stock Awards(2)	All Other Compensation	Total
Jon-Paul Doran— CEO(3)	2023 2022	$ ― ―	$ ― ―	$ ― ―	$ ― ―	$ ― ―

Timothy Ambrose— President(4)	2023 2022	$ ― ―	$ ― ―	$ ― ―	$ ― ―	$ ― ―

Darlington Ganda— Chief Financial Officer(5)	2023 2022	$ ― ―	$ ― ―	$ ― ―	$ ― ―	$ ― ―

(1)	None of our management received cash salaries during 2023 or 2022.
(2)	On October 24, 2022, Messrs. Doran, Ambrose, and Ganda each received awards of 14,755,040, 4,746,564, and 152,696, shares of common stock, respectively, . Because of the extremely limited trading volume associated with the Company’s shares in 2022, the no value was ascribed to these awards.
(3)	Appointed on October 17, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the amount of the Company’s common stock beneficially owned (unless otherwise indicated) as of December 31, 2023, by (1) any person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock, (2) each director of the Company, (3) each named executive officer, and (4) all directors and executive officers as a group. The applicable percentage ownership is based upon 74,417,002 shares of common stock issued and outstanding as of December 31, 2023.

The number of shares of common stock beneficially owned by each entity, person, director/director nominee, or executive officer is determined under SEC rules and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the entity or individual has sole or shared voting power or investment power and also any shares that the entity or individual had the right to acquire as of December 31, 2023, or within 60 days after December 31, 2023, through the exercise of any stock option or other right. Unless otherwise indicated, to our knowledge, each individual has sole investment and voting power, or shares such powers with his spouse, with respect to the shares set forth in the table.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Related-Party Transactions

We follow ASC 850 – Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. When and if we contemplate entering into a transaction in which any executive officer, director, nominee, or any family member of the foregoing would have a direct or indirect interest, regardless of the amount involved, the terms of such transaction are to be presented to our full Board (other than any interested director) for approval, and documented in the Board minutes. Other than as described below, we have had no related party transactions during the two fiscal years ended December 31, 2023.

As of December 31, 2023 and 2022, in connection with the Eco Equity transaction which did not complete, the Company was obligated to related parties for an unsecured, non-interest-bearing demand loan with a balance of $17,500As of December 31, 2023, the $17,500 advance had not been repaid.

In December 2021, Jon-Paul Doran and Timothy Ambrose each acquired 10,000,000 restricted shares of our common stock from First Choice Marketing Group, LLC, which, at the time, was an affiliate of the Company, owning 61.7% of the issued and outstanding shares of our common stock.

On October 24, 2022, we issued an aggregate of 19,654,300 shares of our common stock in exchange for services rendered by directors and officers of the Company as follows:

•	Jon-Paul Doran – 14,755,040 shares;
•	Timothy Ambrose – 4,746,564 shares; and
•	Darlington Ganda – 152,696 shares.

Director Independence

Neither Jon-Paul Doran nor Timothy Ambrose is currently considered to be an independent director.

Item 14. Principal Accountant Fees and Services

Set forth below is a summary of certain fees billed by our independent auditor, RBSM LLP for services for the fiscal years 2023 and 2022, respectively:

Services Provided	2023		2022
Audit fees(1)		$—	$35,000
Audit-related fees		—	—
Tax		—	—
All other		—	—
Total	$	―	$35,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

None.

Item 16. Form 10-K Summary

Not Included.

(a)(2) Exhibits

3.	Articles of Incorporation or Bylaws

	(a)	Amended and Restated Articles of Incorporation of the Company.*

	(b)	Amended and Restated Bylaws of the Company.*

10.	Material Contracts

	(a)	Share Purchase Agreement, dated May 8, 2023, between the Company and certain sellers, concerning the acquisition of WLR Farming (Pty) Ltd.]
	(b)	2024 Equity Incentive Plan*

31.	Rule 13a-14(a)/15d-14(a) Certifications

	1.	Certification by Chief Executive Officer*

	2.	Certification by Chief Financial Officer*

32.	Rule 1350 Certifications

	1.	Certification by Chief Executive Officer*

	2.	Certification by Chief Financial Officer*

101.INS		Formatted in Inline XBRL (Extensible Business Reporting Language) (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH		Inline XBRL Taxonomy Extension Schema Document.

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*       Filed herewith

**	The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
35

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

CRUCIAL INNOVATIONS CORP.

Date: December 9, 2024	/S/ JON-PAUL DORAN
Jon-Paul Doran
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JON-PAUL DORAN	Director and CEO (Principal Executive Officer)	December 9, 2024
Jon-Paul Doran

/S/ TIMOTHY AMBROSE	Director	December 9, 2024
Timothy Ambrose

/S/ DARLINGTON GANDA	CFO (Principal Financial and Accounting Officer)	December 9, 2024
Darlington Ganda
36