Form 10-Q
period 2024-03-31
Crucial Innovations, Corp.
filed 2025-02-18
CIK 1766016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

________________________________________________________________

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

There were 380,000,000 shares of the registrant’s common stock, $0.001 par value, outstanding, as of March 31, 2024, and 391,216,894 shares of the registrant’s common stock, $0.001 par value, outstanding as of February 12, 2025.

EXPLANATORY NOTE

The following Quarterly Report on Form 10-Q (“10-Q”) for Crucial Innovations Corp. (“CINV” or the “Company”) for the three months ended March 31, 2024 presents the Company and its results of operations for the periods indicated therein. Except as specifically designated therein, this 10-Q does not reflect events occurring after March 31, 2024 and the Company has not otherwise updated disclosures contained herein to reflect events that occurred at a later date.

CRUCIAL INNOVATIONS CORP.

(A Nevada Corporation)

Part I. Financial Information

Item 1. Unaudited Condensed Financial Statements

CRUCIAL INNOVATIONS CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$—	$—
Inventory	75,954	—
Prepaid-asset acquisition	136,000	—
Total Current Assets	211,954	—

Right-of-use asset	49,570	67,634
Total Assets	$261,524	$67,634

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$8,044	$9,670
Convertible note and accrued interest	10,000	10,000
Lease liability	49,613	68,229
Due to related parties	206,916	26,188
Total Current Liabilities	274,573	114,087

Total Liabilities	274,573	114,087

Commitments and contingencies	—	—

Stockholders' Deficit
Common stock: 500,000,000 authorized; $0.001 par value, 380,000,000 shares and 74,417,002 shares issued and outstanding, at March 31,2024 and December 31,2023, respectively	380,000	74,417
Additional paid-in capital	82,890,380	76,515
Accumulated deficit	(83,283,429)	(197,385)
Total Stockholders' Deficit	(13,049)	(46,453)
Total Liabilities and Stockholders' Equity (Deficit)	$261,524	$67,634

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIAL INNOVATIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Revenues	$—	$—

Operating expenses
Management fees	30,014,014	—
Professional fees	53,015,630	—
General and administrative expenses	55,528	—
Total operating expenses	83,085,172	—

Loss from operations	(83,085,172)	—

Other Expense
Interest expense	(872)	(286)
Total other expense	(872)	(286)

Net loss before taxes	(83,086,044)	(286)
Provision for income taxes	—	—
Net loss	$(83,086,044)	$(286)

Basic and diluted loss per common share	$(0.50)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	165,084,485	74,417,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIAL INNOVATIONS CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

Three Months ended March 31, 2024

				Additional		Total
		Common Stock		Paid-in	Accumulated	Stockholders'
		Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023		74,417,002	$74,417	$76,515	$(197,385)	$(46,453)

	Common stock issued for prepaid asset acquisition	500,000	500	135,500	—	136,000
	Common stock issued for management fees	110,345,637	110,346	29,903,668	—	30,014,014
	Common stock issued for services	194,737,361	194,737	52,773,825	—	52,968,562
	Imputed interest on related party loans	—	—	872	—	872
	Net loss	—	—	—	(83,086,044)	(83,086,044)
Balance, March 31, 2024		380,000,000	$380,000	$82,890,380	$(83,283,429)	$(13,049)

Three Months ended March 31, 2023

				Additional		Total
		Common Stock		Paid-in	Accumulated	Stockholders'
		Shares	Amount	Capital	Deficit	Deficit)

Balance, December 31, 2022		74,417,002	$74,417	$43,628	$(157,767)	$(39,722)

	Imputed interest on related party loans	—	—	286	—	286
	Net loss	—	—	—	(286)	(286)
Balance, March 31, 2023		74,417,002	$74,417	$43,914	$(158,053)	$(39,722)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIAL INNOVATIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(83,086,044)	$(286)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	872	286
Stock based compensation	52,968,562
Stock based compensation - related parties	30,014,014
Changes in operating assets and liabilities:
Inventory	(75,954)	—
Accounts payable	(1,626)	—
Change in right-of-use asset and lease liability	(552)	—
Net Cash Used in Operating Activities	(180,728)	—

Cash Flows from Financing Activities:
Proceeds from related parties	180,728	—
Net Cash Provided by Financing Activities	180,728	—

Net change in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activity
Common stock issued for prepaid asset acquisition	$136,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIAL INNOVATIONS CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

On May 8, 2023, the Company entered into an agreement to acquire all of the share capital of WLR Farming (Pty), Ltd, a company organized under the laws of South Africa and a licensed grower and exporter of medical cannabis (hereinafter, “WLR”), in exchange for (i) Six Million South Africa Rand (ZAR 6,000,000) which amount was intended to be paid over twelve months from the date of agreement, and (ii) 500,000 shares of our common stock. On March 5, 2024, we issued the owners of WLR an aggregate of 500,000 shares of our common stock. On November 8, 2024, this agreement was amended to provide for the payment of Fifty Thousand Pounds (£50,000) in cash, together with the issuance of an aggregate of 1,250,000 shares of common stock, inclusive of the 500,000 shares issued on March 5, 2024 and 750,000 shares issued on January 6, 2025. The cash payment obligation was satisfied on November 11, 2024. The acquisition was not completed during the three months ended March 31, 2024 until the owners of WLR transferred 100% WLR’s shares to the Company on April 2, 2024. In connection with the agreement to acquire WLR, we determined to change our business to become a supplier and distributor of medical cannabis in the United Kingdom and continental Europe.

On January 20, 2024, the Company entered into a distribution and service agreement with U Mir Pharma Limited, a company formed under the laws of England & Wales, doing business in the United Kingdom as Inspire Pharmacy (hereafter, “Inspire”). Inspire is licensed pharmacy that is able to sell and distribute medical cannabis to qualified patients. The distribution and service agreement with Inspire was superseded by a joint venture agreement between the Company and Inspire which was entered into in May 2024. The joint venture was intended to be operated through a company jointly owned by the Company and Inspire. Accordingly, on March 25, 2024, the Company formed Crop Circle Dispensary Limited under the laws of England and Wales (hereafter, “Crop Circle”). The share capital of Crop Circle is allocated as to 92.5% to the Company and 7.5% to Inspire. Crop Circle did not have any business transactions since inception through March 31, 2024.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012.

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited interim condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the unaudited interim condensed financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited interim condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (“SEC”) on December 10, 2024.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Included in these estimates is the fair value of shares of our capital stock issued during the relevant reporting period(s).

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash and cash equivalents at March 31, 2024 and December 31, 2023.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy are described below:

•	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•	Level 2—Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly; and fair value is determined through the use of models or other valuation methodologies.
•	Level 3—Inputs are unobservable for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value are based upon the best information under the circumstances and may require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability in question.

In the case of our agreement to acquire the share capital of WLR described in Note 1 above and the issuance of 500,000 shares of our common stock during the quarter ended March 31, 2024 as a partial payment toward purchase price thereof, we assessed the nature of our shares and considered certain factors which, in management’s view, made our shares a Level 2 asset, including the following:

•	the lack of trading volume and institutional trading in our common stock during the period when our common stock was listed for trading on OTC Markets;
•	the de-listing of our shares from trading on OTC Markets during the second quarter of 2024; and
•	the absence of a registration statement covering the shares so issued and their resultant status as ‘restricted securities’ under U.S. federal securities laws.

We therefore examined other contemporaneous transactions involving our common stock with unaffiliated third parties as fair value indicators for the shares issued to the owners of WLR during the quarter ended March 31, 2024. During the second quarter of 2024, we commenced a private offering of our common stock at a weighted average price of $0.272 per share. We applied this price and determined the fair value of the 500,000 shares issued to the owners of WLR during the first quarter of 2024 to be $136,000.

Inventories

Inventories are valued at the lower of cost or net realizable value. The cost of inventory includes capitalized production costs, including labor, materials, post-harvest costs and depreciation. Inventoriable costs are expensed to cost of goods sold on the Consolidated Statement of Operations in the same period as finished products are sold. The amount of any write-down of inventories to net realizable value and all losses of inventories are recognized as an expense in the period when the write-down or loss occurs.

As of March 31, 2024 our inventory consisted solely of raw materials of $75,954.

Share-Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, “Compensation – Stock Compensation,” whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to nonemployees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. Equity grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

The Company valued common stock compensation expense to employees and non-employees, as a Level 2 fair value measurement, based on a price of shares issued to unrelated parties for cash proceeds in connection with a private offering of our common stock at prices between $0.25 and $0.50 per share which commenced in the second quarter of 2024.

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

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (Note 6).

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2024, the Company had an accumulated deficit of $83,283,429, a net loss of $83,086,044 for the three months ended March 31, 2024, and has not earned any revenues since inception. The Company intends to fund operations through equity financing arrangements and related party advances, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

NOTE 4 – PREPAID ASSET ACQUISITION

On May 8, 2023, the Company entered into an agreement to acquire all of the share capital of WLR (Note 1). During the three months ended March 31, 2024, the Company issued the initial 500,000 shares of common stock as a partial payment of the purchase price, valued at $136,000. As of March 31, 2024, the acquisition of WLR was not completed.

NOTE 5 – LEASE

The Company had the right to occupy certain real property in South Africa which contains the operations of WLR, commencing June 1, 2023, by paying a monthly lease payment of Five Thousand Great Britain Pounds Sterling (GBP 5,000). The Company occupied the land starting September 1, 2023 and recognized ROU assets and lease liabilities from this date.

The components of lease expense were as follows:

	March 31,	March 31,
	2024	2023
Operating lease cost	$19,021	$—
Variable lease cost (foreign currency adjustment)	(591)	—
Total lease cost	$18,430	$—

Supplemental cash flow information related to leases was as follows:
Cash paid for operating cash flows from operating leases	$18,430	$—

Supplemental balance sheet information related to leases was as follows:
Weighted-average discount rate - operating leases	6.25%	—
Remaining lease term - operating lease	8 Months	—

The following table outlines maturities of our lease liability as of March 31, 2024:

Year ending December 31,	Total
2024 (excluding the three months ended March 31, 2024)	$50,520
Thereafter	—
$50,520
Less imputed interest	(907)
Operating lease liability	$49,613

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2024, the Company entered into a distribution and service agreement with U Mir Pharma Limited, a company formed under the laws of England & Wales, doing business in the United Kingdom as Inspire Pharmacy (hereafter, “Inspire”). This agreement was superseded by a joint venture agreement with Inspire as described in Note 1 above. Inspire is owned and controlled by Usman Mir, a director of the Company.

During the three months ended March 31, 2024 and 2023, a company controlled by the Company’s CEO advanced to the Company an amount of $86,397 and $0, respectively, by paying for operating expenses on behalf of the Company.

During the three months ended March 31, 2024, a related party advanced to the Company an amount of $18,348 and $0, respectively, by paying for operating expenses on behalf of the Company.

During the three months ended March 31, 2024, the Company issued 110,345,637 shares of common stock to the Company’s CFO, director and non-executive board members, valued at $30,014,014.

During the three months ended March 31, 2024, the Company entered into a procurement and services agreement with a company controlled by the Company’s CEO for evaluation, procurement and supply of cannabis genetic for cultivation and development. During the three months ended March 31, 2024, the Company purchased $75,954 of medical cannabis genetics pursuant to this arrangement.

During the three months ended March 31, 2024 and 2023, the Company calculated imputed interest on advance from related parties as a component of additional paid-in capital, of $872 and $286, respectively.

As of March 31, 2024 and December 31, 2023, the Company was obligated to an executive officer of the Company for an unsecured, non-interest-bearing demand loan with a balance of $26,188.

NOTE 7 – CONVERTIBLE NOTE

On April 14, 2021, the Company issued a convertible note with a conversion price of 60% discount on the market price to pay operating expenses of $6,480. As of March 31, 2024 and December 31, 2023, the Company had a convertible note of $6,480 and accrued interest of $3,520 for an aggregate of $10,000 and was in default.

On October 4, 2024, the Company paid $10,000 to the SEC, a judgment creditor of the holder of the promissory note described in the preceding paragraph, as full payment against this obligation.

NOTE 8 – STOCKHOLDER’S EQUITY

On February 26, 2024, the Company’s board of directors approved an increase in the number of shares of capital stock authorized to be issued by the Company from Seventy-Five Million (75,000,000) to Five Hundred and Fifty Million (550,000,000) consisting of Five Hundred Million (500,000,000) shares of common stock, par value $0.001 per share, and Fifty Million (50,000,000) shares of undesignated preferred stock, par value $0.001 per share.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.001 per share. No preferred stock was issued or outstanding as of March 31, 2024 and December 31, 2023.

Common Stock

The Company has authorized 500,000,000 shares of common stock with a par value of $0.001 per share.

During the three months ended March 31, 2024, the Company issued 305,082,998 shares under the Company’s 2024 Equity Incentive Plan (“Incentive Plan”) as follows:

•	110,345,637 shares of common stock to the Company’s CFO, director and non-executive board members, valued at $30,014,014
•	194,737,361 shares of common stock for services, valued at $52,968,562

During the three months ended March 31, 2024, in connection with the Company’s agreement to acquire the share capital of WLR Farming (Pty) Ltd. (Note 1), the Company issued 500,000 shares of common stock to the shareholders of WLR, valued at $136,000.

There were 380,000,000 and 74,417,002 shares of common stock issued and outstanding as of March 31, 2024 and December 31, 2023.

2024 Equity incentive plan

On February 26, 2024, the Company’s Board of Directors adopted the Incentive Plan, the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of CINV to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards. The maximum number of shares of our common stock that are subject to awards granted under the Incentive Plan is 350,000,000 shares. The term of the Incentive Plan will expire on February 25, 2034. Our Board of Directors, which serves as the administrator of the Incentive Plan, has granted awards under the Incentive Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 312,582,998 shares, all of which became fully-vested at the time of grant. Accordingly, for restricted stock awards that are immediately vested, we recognize expense associated with the award during the period in which the award is granted, in an amount equal to the number of shares granted, multiplied by the closing trading price of the shares on the relevant grant date or, if the shares are not then traded, at the estimated fair value of such shares on the relevant grant date.

NOTE 9 – COMMITMENTS

In January 2024, the Company entered into a strategic consulting agreement with a consultant to work alongside management teams to create value by commercializing business plans, optimizing financial and operational performance, making introductions, negotiating agreements, executing partnerships and formulating acquisition and exit strategies. The agreement, as amended, provides for a monthly fee of Five Thousand Pounds (£5,000) per month and a one-time payment of 14,000,000 shares of our common stock. The agreement is for a free duration term, and the Company may terminate consultant representation at any time. During the three months ended March 31, 2024, the Company issued 14,000,000 shares of common stock, valued at $3,808,000.

We have entered into indemnification agreements with certain of our current directors and officers. The indemnification agreement indemnifies the indemnitee to the fullest extent permitted by law, including against third-party claims and claims by or in right of the Company or any subsidiary or majority-owned partnership of the Company by reason of that person (including the advancement of expenses subject to certain conditions) (a) being a director, officer employee or agent of the Company, or of any subsidiary or majority-owned partnership of the Company or (b) serving at our request as a director, officer, employee or agent of another entity. If appropriate, we are entitled to assume the defense of the claim with counsel selected by us and approved by the indemnitee (which approval may not be unreasonably withheld). Separate counsel employed by the indemnitee will be at his or her own expense unless (1) the employment of separate counsel has been previously authorized by us, (2) the indemnitee reasonably concludes there may be a conflict of interest or (3) we have not, in fact, employed counsel to assume the defense of such claim.

NOTE 10 – SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent events:

1.	In February 2024, the Company entered into a joint venture agreement with a company registered under the laws of England and Wales to form a joint venture which shall be the exclusive supplier of Flower Biomass to CCP in the Territory. On November 27, 2024, the Company’s Board of Directors approved a discontinuation of the joint venture.

2.	On April 8, 2024, the Company entered into a cultivation and supply agreement with a supplier in South Africa. The supplier is a licensed cultivator of Medical Cannabis, manufactures the products.

3.	During April -November 2024, the Company signed subscription agreements of 2,721,150 shares of common stock at prices of $0.25 and $0.50 per share in cash. On July 23, 2024 and January 6, 2025, the Company issued 1,320,798 shares and 1,271,096 shares, respectively .

4.	On May 24, 2024, the Company entered into an agreement with a musician and entertainer to endorse and promote the Company. In consideration for services provided by the entertainer, the Company granted a 10-year stock option to acquire 20,000,000 shares of common stock, at exercise price of $0.01 per share. The option may be exercised by the entertainer in whole or in part, at any time.

5.	On July 5, 2024, the Company entered into a purchase agreement with Cannabudgrow (Pty) Ltd, a company licensed to cultivate cannabis for the proposes of producing the Medicines and Related Substances. The Company’s commitment is to purchase a minimum quantity of 1,200 Kg’s per annum for a period of two years.

6.	On August 1, 2024, The Company entered into an agreement to acquire all of the outstanding share capital of Bearded Budz (Pty) Ltd, a licensed grower and exporter of cannabis based in South Africa. On August 12, 2024, the purchase price of the original agreement was amended to ZAR 60,000,000, consisting of shares of common stock of the Company in the equivalent amount of ZAR 28,000,000, cash consideration of ZAR 2,000,000 and ZAR 30,000,000 a 3-year convertible note, bearing interest of 6% per annum. As of the date of this Quarterly Report, the Company has determined to discontinue this transaction.

7.	On October 4, 2024, the Company paid $10,000 to the U.S. Securities and Exchange Commission, a judgment creditor of the holder of the promissory note described in Note 7 above, as full payment against this obligation.

8.	On November 8, 2024, the Company amended its share purchase agreement with WLR Farming (Pty). The purchase price was amended to require a payment of £50,000 in cash, together with the issuance of an aggregate of 1,250,000 shares of common stock, inclusive of the 500,000 shares issued on March 5, 2024. The cash payment obligation was satisfied on November 11, 2024. The remaining share payment obligation was satisfied on January 6, 2025.

9.	On December 8, 2024, The Company amended its Deed of Sale, dated May 11, 2023, to require, in lieu of cash, a payment of ZAR 6,900,000, payable in shares of the Company’s common stock. Accordingly, on January 28, 2025, the Company issued the vendor to the Deed of Sale an aggregate of 375,000 shares of common stock in full satisfaction thereof.

10.	On January 28, 2025, the Company issued 7,500,000 shares of common stock to two consultants of the Company in connection with the Incentive Plan described in Note 8 above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Crucial Innovations Corp. (collectively with our subsidiary, “we,” “us,” “our,” “CINV” or the “Company”), a Nevada corporation, was formed on February 28, 2018. We were initially engaged in the business of English language tutoring over the Internet. However, we were not able to execute our original business plan, develop significant operations or achieve commercial sales. In May 2023, we determined to change our business to become a supplier and distributor of medical cannabis in Europe, and signed an agreement to acquire a grower of medical cannabis and associated real property in South Africa. During the first quarter of 2024, we paid a partial payment toward this acquisition, and subsequently made additional payments during 2024 and 2025 (See Subsequent Events below).

Our principal office is located at 86-90 Paul Street, London EC2A 4NE United Kingdom, and our telephone number is +44 (0) 203 148 1452. Our corporate website is located at www.cinvcorp.com, although it does not constitute a part of this Quarterly Report. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission (“SEC”). Our shares have previously traded on the OTC Markets expert trading platform under the symbol ‘CINV’. Following the filing of this quarterly report on Form 10-Q and other reports as required by the SEC, we intend to re-apply to OTC Markets to resume trading in our shares.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three-month period ended March 31, 2024, which are included herein.

Our operating results for the three months ended March 31, 2024 and 2023 and the changes between those periods for the respective items are summarized as follows.

Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023:

		Three Months Ended March 31,

	2024		2023		Change ($)
Revenues	$	―	$	―	$—
Operating expenses		83,085,172		―	83,085,172
Interest expense		872		286	586
Net loss		$83,086,044		$286	$83,085,758

The Company generated no revenues for the three months ended March 31, 2024 and 2023. Operating expenses consist primarily of stock-based compensation. During the three months ended March 31, 2024, the Company issued 305,582,998 shares under the Company’s 2024 Equity Incentive Plan. 110,345,637 shares of common stock were issued to the Company’s CFO, director and non-executive board members, valued at $30,014,014. 194,737,361 shares of common stock were issued for professional fees, valued at $52,968,562. During the three months ended March 31, 2024 and 2023, the Company recognized $872 and $286 in interest on a convertible note. Our financial statements report a net loss of $83,086,044 for the three months ended March 31, 2024 compared to a net loss of $286 for the three months ended March 31, 2023.

Liquidity and Capital Resources

The following tables provides selected financial data about our company as of March 31, 2024 and December 31, 2023, respectively.

Working Capital

		March 31,		December 31,
	2024		2023		Change ($)
Cash	$	―	$	―	$—
Current assets		211,954		―	211,954
Current liabilities		274,573		114,087	160,486
Working capital (Deficiency)		$(62,619)		$(114,087)	$(1 76,706)

As of March 31, 2024 and December 31, 2023, our total current assets were $211,954 and $0, respectively.

As of March 31, 2024, our current liabilities were $274,573 compared to $114,087 as of December 31, 2023. Working capital was $62,619 as of March 31, 2024 compared to working capital deficiency of $114,087 as of December 31, 2023. The increase in working capital was the result of an increase in current assets which consisted of inventory as well as prepaid assets as part of an acquisition. Current liabilities also increased primarily due to an increase in amounts due to related party for payments made for operating expenses and inventory raw materials purchases.

Cash Flows

		Three Months Ended March 31,

	2024		2023			Change ($)
Cash flows used in operating activities		$(180,728)	$	―		$(180,728)
Cash flows used in investing activities		―		―		―
Cash flows provided by financing activities		180,728		―		180,728
Net change in cash during the period	$	―	$	―	$	―

During the three months ended March 31, 2024 and 2023, cash flows used in operating activities were $180,728 and $0, respectively. For the three months ended March 31, 2024, net cash flows used in operating activities consisted of a net loss of $83,086,044, an increase in imputed interest of $872, stock-based compensation of $82,982,576, an increase in inventory of $75,954, a decrease in accounts payable of $1,626, and a decrease in right of use assets and lease liability of $552. For the three months ended March 31, 2023, net cash flows used in operating activities consisted of a net loss of $286, and an increase in imputed interest of $286.

During the three months ended March 31, 2024 and 2023, there were no cash flows from investing activities.

During the three months ended March 31, 2024 and 2023, cash flows provided by financing activities were $180,728 and $0, respectively. For the three months ended March 31, 2024, net cash flows provided by financing activities consisted of proceeds from related parties.

We expect our cash on hand and proceeds received from our assets and operations will be insufficient to meet our anticipated liquidity needs for business operations for the next twelve months, and that we will need to secure capital from various sources, including loans and sales of our equity, as well as advances from one or more related parties. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to raise additional financing to support our operating and compliance expenditures. Absent our success in obtaining operating capital from one or more of these sources, there exists substantial doubt as to the Company’s ability to continue as a going concern.

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

Off Balance Sheet Arrangements

None.

Subsequent Events

Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent events:

1.	In February 2024, the Company entered into a joint venture agreement with a company registered under the laws of England and Wales to form a joint venture which shall be the exclusive supplier of Flower Biomass to CCP in the Territory. On November 27, 2024, the Company’s Board of Directors approved a discontinuation of the joint venture.

2.	On April 8, 2024, the Company entered into a cultivation and supply agreement with a supplier in South Africa. The supplier is a licensed cultivator of Medical Cannabis, manufactures the products.

3.	In May and June 2024, The Company entered into four subscription agreements for 1,320,798 restricted shares of common stock in connection with the Private Offering, at $0.25 and $0.50 per share, totaling $328,606 in cash.

4.	On May 24, 2024, the Company entered into an agreement with a musician and entertainer to endorse and promote the Company. In consideration for services provided by the entertainer, the Company granted a 10-year stock option to acquire 20,000,000 shares of common stock, at exercise price of $0.01 per share. The option may be exercised by the entertainer in whole or in part, at any time.

5.	On July 5, 2024, the Company entered into a purchase agreement with Cannabudgrow (Pty) Ltd, a company licensed to cultivate cannabis for the proposes of producing the Medicines and Related Substances. The Company’s commitment is to purchase a minimum quantity of 1,200 Kg’s per annum for a period of two years.

6.	On August 1, 2024, The Company entered into an agreement to acquire all of the outstanding share capital of Bearded Budz (Pty) Ltd, a licensed grower and exporter of cannabis based in South Africa. On August 12, 2024, the purchase price of the original agreement was amended to ZAR 60,000,000, in exchange the shares of common stock of the Company for amount of ZAR 28,000,000, cash consideration of ZAR 2,000,000 and ZAR 30,000,000 a 3-year convertible note, bearing interest of 6% per annum. As of the date of this Quarterly Report, the Company has determined to discontinue this transaction.

7.	On October 4, 2024, the Company paid $10,000 to the U.S. Securities and Exchange Commission, a judgment creditor of the holder of the promissory note described in Note 7 above, as full payment against this obligation.

8.	On November 8, 2024, the Company amended its share purchase agreement with WLR Farming (Pty). The purchase price was amended to require a payment of £50,000 in cash, together with the issuance of an aggregate of 1,250,000 shares of common stock, inclusive of the 500,000 shares issued on March 5, 2024. The cash payment obligation was satisfied on November 11, 2024. The remaining share payment obligation was satisfied on January 6, 2025.

9.	On December 8, 2024, The Company amended its Deed of Sale, dated May 11, 2023, to require, in lieu of cash, a payment of ZAR 6,900,000, payable in shares of the Company’s common stock. Accordingly, on January 28, 2025, the Company issued the vendor to the Deed of Sale an aggregate of 375,000 shares of common stock in full satisfaction thereof.

10.	On January 28, 2025, the Company issued 7,500,000 shares of common stock to two consultants of the Company in connection with its 2024 Equity Incentive Plan.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates, lease rates, credit rates, and general debt terms.

We are subject to risks regarding currency volatility and foreign exchange rates. In particular, we are subject to fluctuations in foreign exchange rates between the U.S. dollar, our reporting currency, and currencies of countries where we market or source our products and services, which presently consists principally of the British Pound. Such fluctuations may result in significant increases or decreases in our reported revenue and other results as expressed in dollars, and in the reported value of our assets, liabilities and cash flows. In addition, currency fluctuation may adversely affect receivables, payables, debt, firm commitments and forecast transactions denominated in non-U.S. currencies. In particular, transition risks arise where parts of the cost of sales are not denominated in the same currency of such sales. We currently do not hedge this exposure. Fluctuation in exchange rates, depreciation of local currencies, changes in monetary and/or fiscal policy or inflation in the countries in which we operate could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Based upon our evaluation of internal controls, our CEO and CFO determined that (i) we have a material weakness over our entity level control environment as of March 31, 2024 and (ii) our internal control over financial reporting was not effective as of March 31, 2024, inasmuch as we were not able to timely file our quarterly and annual reports as required under the Securities Exchange Act of 1934.

Part II. Other Information

Item 1.	Legal Proceedings

From time to time, the Company is a party to certain other proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our customers and suppliers. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon the Company’s financial condition or results of operations.

Item 1A. Risk Factors

We are subject to a number of risks, many of which are identified in our Annual Report on Form 10-K for the year ended December 31, 2023, including any amendments thereto (“10-K”). As the business of the Company and its subsidiaries continues to develop, we intend to identify, as will be reasonably possible, any such additional risks and include the same in our subsequent filings and reports with the SEC.

Readers should carefully consider these risks and all other information contained in our 10-K, including the Company’s financial statements and the related notes thereto. The risks and uncertainties described in our 10-K and throughout this 10-Q are not the only ones facing the Company.

Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Incentive Plan, during the three months ended March 31, 2024, the Company issued an aggregate of 305,082,998 shares of restricted common stock to directors, officers, employees, and consultants of the Company. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its shares of common stock in connection with the Incentive Plan was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

In connection with the agreement by the Company to acquire all of the share capital of WLR Farming (Pty) Ltd. as described above (“WLR”), during the three months ended March 31, 2024, the Company issued an aggregate of 500,000 shares of restricted common stock to the shareholders of WLR as a partial payment toward this obligation. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of its shares of common stock in connection with the agreement with the shareholders of WLR was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

3.	Articles of Incorporation or Bylaws

	(a)	Amended and Restated Articles of Incorporation of the Company.*

	(b)	Amended and Restated Bylaws of the Company.*

10.	Material Contracts

	(a)	Share Purchase Agreement, dated May 8, 2023, including amendment, between the Company and certain sellers, concerning the acquisition of WLR Farming (Pty) Ltd.*

	(b)	2024 Equity Incentive Plan*

31.	Rule 13a-14(a)/15d-14(a) Certifications

	1.	Certification by Chief Executive Officer*

	2.	Certification by Chief Financial Officer*

32.	Rule 1350 Certifications

	1.	Certification by Chief Executive Officer*

	2.	Certification by Chief Financial Officer*

101.INS		Formatted in Inline XBRL (Extensible Business Reporting Language) (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH		Inline XBRL Taxonomy Extension Schema Document.

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Dated: February 18, 2025

CRUCIAL INNOVATIONS CORP.

/s/ Jon-Paul Doran
Jon-Paul Doran
Chief Executive Officer

