Form 10-Q
period 2024-06-30
Crucial Innovations, Corp.
filed 2025-05-21
CIK 1766016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 380,000,000 shares of the registrant’s common stock, $0.001 par value, outstanding, as of June 30, 2024, and 391,216,894 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 20, 2025.

EXPLANATORY NOTE

The following Quarterly Report on Form 10-Q (“10-Q”) for Crucial Innovations Corp. (“CINV” or the “Company”) for the three months ended June 30, 2024, presents the Company and its results of operations for the periods indicated therein. Except as specifically designated therein, this 10-Q does not reflect events occurring after June 30, 2024 and the Company has not otherwise updated disclosures contained herein to reflect events that occurred at a later date.

CRUCIAL INNOVATIONS CORP.

(A Nevada Corporation)

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements (Unaudited)

CRUCIAL INNOVATIONS CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$208	$—
VAT receivable	7,659	—
Total Current Assets	7,867	—

Property and equipment, net (Note 6)	64,420	—
Right-of-use asset (Note 7)	31,222	67,634
Total Assets	$103,509	$67,634

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$182,241	$9,670
Convertible note and accrued interest (Note 9)	10,000	10,000
Lease liability (Note7)	31,274	68,229
Due to related parties	810,100	26,188
Other current liability	31,095	—
Total Current Liabilities	1,064,710	114,087

Total Liabilities	1,064,710	114,087

Commitments and contingencies	—	—

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.001 par value, no shares issued and outstanding	—	—
Common stock: 500,000,000 shares authorized; par value $0.001, 380,000,000 shares and 74,417,002 shares issued and outstanding, respectively	380,000	74,417
Additional paid-in capital	88,178,582	76,515
Common stock to be issued, 1,875,160 shares and 0 shares, respectively	506,993	—
Accumulated deficit	(90,010,749)	(197,385)
Accumulated other comprehensive income (loss)	(16,027)	—
Total Stockholders' Deficit	(961,201)	(46,453)
Total Liabilities and Stockholders' Deficit	$103,509	$67,634

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CRUCIAL INNOVATIONS CORP.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$—	$—	$—	$—

Operating expenses
Management fees	—	—	30,014,014	—
Professional fees	171,056	—	53,186,686	—
Marketing	5,332,751	—	5,332,751	—
Impairment of inventory	331,734	—	331,734	—
Impairment of intangible assets	335,755	—	335,755	—
Acquisition cost of Ember Pharms (Pty) Ltd	481,643	—	481,643	—
General and administrative expenses	72,149	—	127,677	—
Total operating expenses	6,725,088	—	89,810,260	—

Loss from operations	(6,725,088)	—	(89,810,260)	—

Other Expense
Interest expense	(2,232)	(285)	(3,104)	(571)
Total other expense	(2,232)	(285)	(3,104)	(571)

Net loss before taxes	(6,727,320)	(285)	(89,813,364)	(571)
Provision for income taxes	—	—	—	—
Net loss	(6,727,320)	(285)	(89,813,364)	(571)

Other comprehensive income (loss)
Foreign currency adjustment	(16,027)	—	(16,027)	—

Total comprehensive loss	$(6,743,347)	$(285)	$(89,829,391)	$(571)

Basic and diluted loss per common share	$(0.02)	$(0.00)	$(0.33)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	381,321,382	74,417,002	273,202,933	74,417,002

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CRUCIAL INNOVATIONS CORP.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six Months ended June 30, 2024

			Additional		Common Stock		Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	to be issued		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Deficit

Balance, December 31, 2023	74,417,002	$74,417	$76,515	$(197,385)	—	$—	$—	$(46,453)

Common stock issued for prepayment for acquisition	500,000	500	135,500	—	—	—	—	136,000
Common stock issued for management fees	110,345,637	110,346	29,903,668	—	—	—	—	30,014,014
Common stock issued for services	194,737,361	194,737	52,773,825	—	—	—	—	52,968,562
Imputed interest on related party loans	—	—	872	—	—	—	—	872
Net loss	—	—	—	(83,086,044)	—	—	—	(83,086,044)
Balance, March 31, 2024 (unaudited)	380,000,000	380,000	82,890,380	(83,283,429)	—	—	—	(13,049)

Stock purchase option granted for services	—	—	5,285,970	—	—	—	—	5,285,970
Stock subscriptions for common stock	—	—	—	—	1,125,160	312,124	—	312,124
Imputed interest on related party loans	—	—	2,232	—	—	—	—	2,232
Common stock payable for acquisition of WLR Farming (Pty) Ltd	—	—	—	—	750,000	194,869	—	194,869
Foreign currency translation adjustments	—	—	—	—	—	—	(16,027)	(16,027)
Net loss	—	—	—	(6,727,320)	—	—	—	(6,727,320)
Balance, June 30, 2024 (unaudited)	380,000,000	$380,000	$88,178,582	$(90,010,749)	1,875,160	$506,993	$(16,027)	$(961,201)

For the Three and Six Months ended June 30, 2023

				Additional		Total
		Common Stock		Paid-in	Accumulated	Stockholders'
		Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022		74,417,002	$74,417	$43,628	$(157,767)	$(39,722)
Imputed interest on related party loans		—	—	286	—	286
	Net loss	—	—	—	(286)	(286)
Balance, March 31, 2023 (unaudited)		74,417,002	74,417	43,914	(158,053)	(39,722)
Imputed interest on related party loans		—	—	285	—	285
	Net loss	—	—	—	(285)	(285)
Balance, June 30, 2023 (unaudited)		74,417,002	$74,417	$44,199	$(158,338)	$(39,722)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CRUCIAL INNOVATIONS CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(89,813,364)	$(571)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	3,104	571
Stock-based compensation	58,254,532	—
Stock-based compensation - related parties	30,014,014	—
Depreciation	3,196	—
Impairment of inventory	331,734	—
Amortization expenses	17,213	—
Impairment of intangible assets	335,755	—
Acquisition cost of Ember Pharms (Pty) Ltd.	481,643	—
Changes in operating assets and liabilities:
VAT receivable	(3,326)	—
Inventory	(332,316)	—
Accounts payable and accrued liabilities	112,626	—
Other current liability	31,095	—
Change in right-of-use asset and lease liability	(543)	—
Net Cash Used in Operating Activities	(564,637)	—

Cash Flows from Investing Activities:
Acquisition of Ember Pharms (Pty) Ltd	5,615	—
Purchases of property and equipment	(16,687)	—
Net Cash Used in Investing Activities	(11,072)	—

Cash Flows from Financing Activities:
Advances from related parties	594,989	—
Repayment of related party loans	(343,219)	—
Proceeds from common stock to be issued	312,124	—
Net Cash Provided by Financing Activities	563,894	—

Effect of exchange rate changes on cash	12,023	—

Net change in cash	208	—
Cash, beginning of period	—	—
Cash, end of period	$208	$—

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing activity
Common stock to be issued for acquisition Ember Pharms (Pty) Ltd.	$194,869	$—

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CRUCIAL INNOVATIONS CORP.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

On May 8, 2023, the Company entered into an agreement to acquire all of the share capital of WLR Farming (Pty) Ltd, a company organized under the laws of South Africa and a licensed grower and exporter of medical cannabis (hereinafter, “WLR”), in exchange for (i) Six Million South Africa Rand (ZAR 6,000,000) which amount was intended to be paid over twelve months from the date of agreement, and (ii) 500,000 shares of our common stock. On March 5, 2024, we issued the owners of WLR an aggregate of 500,000 shares of our common stock. On November 8, 2024, this agreement was amended to provide for the payment of Fifty Thousand Pounds (GBP 50,000) in cash in lieu of the ZAR 6,000,000 described above, together with the issuance of an aggregate of 1,250,000 shares of common stock, inclusive of the 500,000 shares issued on March 5, 2024, and 750,000 shares issued on January 6, 2025. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of its shares of common stock in connection with the agreement with the shareholders of WLR was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933. The cash payment obligation was satisfied on November 11, 2024. The owners of WLR transferred 100% of their WLR shares to the Company on April 2, 2024. In connection with the agreement to acquire WLR, we determined to change our business to become a supplier and distributor of medical cannabis in the United Kingdom and continental Europe.

On January 20, 2024, the Company entered into a distribution and service agreement with U Mir Pharma Limited, a company formed under the laws of England & Wales, doing business in the United Kingdom as Inspire Pharmacy (hereafter, “Inspire”). Inspire is a licensed pharmacy that is able to sell and distribute medical cannabis to qualified patients. The distribution and service agreement with Inspire was superseded by a joint venture agreement between the Company and Inspire which was entered into in May 2024. The joint venture was intended to be operated through a company jointly owned by the Company and Inspire. Accordingly, on March 25, 2024, the Company formed Crop Circle Dispensary Limited under the laws of England and Wales (hereafter, “Crop Circle”). The share capital of Crop Circle is allocated as to 92.5% to the Company and 7.5% to Inspire. Crop Circle is included in the consolidation of the Company even though it did not have any business transactions since inception through June 30, 2024.

On April 8, 2024, the Company entered into a cultivation and supply agreement with Tomanic Trading (Pty) Ltd, a supplier in South Africa. The supplier is a licensed cultivator and manufacturer of medical cannabis.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012.

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP) and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these consolidated condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the consolidated condensed financial statements presented not misleading. The results of operations for the periods presented are not necessarily indicative of operations for a full year. The accompanying consolidated condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (“SEC”) on December 10, 2024.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Principles of Consolidation

The consolidated condensed financial statements include the accounts of Crucial Innovation Corp. and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Included in these estimates is the fair value of shares of our capital stock issued during the relevant reporting period(s).

Foreign Currency Transactions

The Company has operations outside of the United States, which results in exposure to market risks from changes in foreign currency rates. The financial risk arises from the fluctuations in foreign exchange rates and the degrees of volatility in these rates. Currently the Company does not use derivative instruments to reduce its exposure to foreign currency risk. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included as other comprehensive income.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had cash and cash equivalents of $208 and $0 at June 30, 2024 and December 31, 2023, respectively.

Fair Value Measurements

The Company follows accounting guidelines on fair value measurements for financial instruments measured on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair Value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The Company uses the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial instruments:

●	Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical instruments.

●	Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the marketplace.

●	Level 3: Significant unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires a significant judgment or estimation.

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires the Company to make judgments and consider factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed, or initial amounts recorded, may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.

Intangible Assets

Intangible assets with an indefinite life are not amortized and are tested for impairment annually or more frequently if events or changes in circumstances indicate that they might be impaired. Intangible assets with finite lives are initially recorded at cost and amortized on a straight-line basis over the estimated economic useful lives of the respective assets. Acquired intangible assets from business combinations and asset acquisitions are recognized and measured at fair value at the time of acquisition. Those assets represent assets with finite lives and are further amortized on a straight-line basis over the estimated economic useful lives of the respective assets.

Impairment of Long-lived Assets Other Than Goodwill

Long-lived assets with finite lives, primarily property and equipment, intangible assets, and operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated cash flows from the use of the asset and its eventual disposition are below the asset’s carrying value, then the asset is deemed to be impaired and written down to its fair value.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. Currently our assets consist of machinery and equipment, vehicle and greenhouse upgrade which we amortize over a useful life of 5 years.

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of inventory includes capitalized production costs, including labor, materials, post-harvest costs and depreciation. Inventories costs are expensed to cost of goods sold on the Consolidated Statement of Operations and comprehensive loss in the same period as finished products are sold. The amount of any write-down of inventories to net realizable value and all losses of inventories are recognized as an expense in the period when the write-down or loss occurs.

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

The Company valued common stock compensation expense to employees and non-employees, as a Level 2 fair value measurement, based on a price of shares issued to unrelated parties for cash proceeds in connection with a private offering of our common stock at prices between $0.25 and $0.50 per share which commenced in the first quarter of 2024.

Basic and Diluted Net Loss Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Subsequent events

The Company follows ASC 855-10-20, “Types of Subsequent Events”, for events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.

Recently issued accounting pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires additional disclosures around significant segment expenses and disclosures to identify the title and position of the chief operating decision maker (“CODM”). ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2024. The Company does not expect this update to have a material impact on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our year ending December 31, 2025. The Company is currently evaluating the impact that ASU 2023-09 will have on our consolidated financial statements and whether we will apply the standard prospectively or retrospectively.

In March 2024, the FASB issued ASU 2024-02 "Codification Improvements – Amendments to Remove References to the Concepts Statements" ("ASU 2024-02"), which contains amendments to the Codification to remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. Generally, ASU 2024-02 is not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for fiscal years beginning after December 15, 2024. The Company does not expect this update to have a material impact on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

The Company has implemented all recently issued accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2024, the Company had an accumulated deficit of $90,010,749, a net loss of $89,813,364 for the six months ended June 30, 2024, and has not earned any revenues since inception. The Company intends to fund operations through equity financing arrangements and related party advances, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

NOTE 4 – ACQUISITION

The following table summarizes the consideration paid for WLR and the amounts of the assets acquired and liabilities assumed at the acquisition date of April 2, 2024:

Consideration:
Issuance 500,000 shares of common stock, par value $0.001	$136,000
750,000 shares of common stock to be issued, par value $0.001	194,869
Cash payable of GBP 50,000	60,812
391,681

Assets acquired and liabilities assumed:
Cash in bank	$5,616
Property and equipment, net	49,345
Other receivable	5,902
Total tangible assets	60,863

Strains and cultivation techniques	$325,000
Cultivation license and accreditation	27,968
Total identifiable intangible assets	$352,968

Due to related parties	$502,857
Other payable	936
Total liabilities	503,793
Net assets (liabilities)	$(89,962)

Acquisition cost recorded in operating expenses	$481,643

We assessed the nature of our 1,250,000 shares issuance for consideration of acquisition and considered certain factors which, in management’s view, made our shares a Level 2 valuation, including the following:

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

We examined other contemporaneous transactions involving our common stock with unaffiliated third parties as fair value indicators for the shares issued to the owners of WLR during the six months of 2024 and subsequent thereto. During the first quarter of 2024, we commenced a private offering of our common stock at a weighted average price of $0.272 per share. We applied this price and determined the fair value of the 500,000 shares issued to the owners of WLR during the first quarter of 2024 to be $136,000. We continued our private offering during the second quarter of 2024 at an average price of $0.26 per share. We applied this price and determined the fair value of the 750,000 shares issued to the owners of WLR subsequent to the end of the second quarter of 2024 to be $194,869.

During the three months ended June 30,2024, we recognized amortization of identifiable intangible asset of $17,213 and the balance of identifiable intangible assets of $335,755 was fully impaired.

NOTE 5 – INVENTORY

As of June 30, 2024 and December 31, 2023, inventory consisted of the following:

	June 30,	December 31,
	2024	2023
Raw material - Genetics	$302,436	$—
Labor cost	29,298	—
Total inventory cost	331,734
Impairment of inventory	(331,734)	—
	$—	$—

During the six months ended June 30,2024, the Company fully impaired inventory of $331,734. Such inventory was disposed of as pharmaceutical waste during January 2025 due to the expiry of the product pending receipt of the required specialist distribution license.

NOTE 6 – PROPERTY AND EQUIPMENT

At June 30, 2024, property and equipment consisted of the following:

June 30,
2024
Greenhouse upgrade	$45,000
Machinery and equipment	14,810
Vehicle	10,984
Property and Equipment, at cost	70,794
Accumulated depreciation	(6,374)
Total Property and Equipment, net	$64,420

During the six months ended June 30, 2024 and 2023, the Company recorded depreciation expense of $3,196 and $0, respectively.

NOTE 7 – LEASE

The Company had the right to occupy certain real property in South Africa which contains the operations of WLR, commencing June 1, 2023, by paying a monthly lease payment of $6,320 (GBP 5,000). The Company occupied the land starting September 1, 2023 and recognized ROU assets and lease liabilities from this date.

The components of lease expense were as follows:

	June 30,	June 30,
	2024	2023
Operating lease cost	$37,950	$—
Variable lease cost	25,153
Variable lease cost (foreign currency adjustment)	(826)	—
Total lease cost	$62,277	$—

Supplemental cash flow information related to leases was as follows:

Cash paid for operating cash flows from operating leases	$62,277	$—

Supplemental balance sheet information related to leases was as follows:

Weighted-average discount rate — operating leases	6.25%	—
Weighted-average remaining lease term - operating lease	__5__Months	—

The following table outlines maturities of our lease liability as of June 30, 2024:

	June 30,	December 31
	2024	2023
Operating lease right-of-use asset	$31,222	$67,634

Year ending December 31,	Total
2024 (excluding the six months ended June 30, 2024)	$31,600
Thereafter	—
$31,600
Less imputed interest	(326)
Operating lease liability	$31,274

NOTE 8 – RELATED PARTY TRANSACTIONS

The related parties that had material transactions for the six months ended June 30, 2024 and 2023, consist of the following:

Related Party	Nature of Relationship to the Company

A	Chief Executive Officer
B	President, Chief Operating Officer
C	Chief Financial Officer
D	A UK company owned by related party A (JDP Capital)
E	A UK company owned by related party A (Eco-Equity Ltd.)
F	Shareholders and Non- Executive members of Board

As of June 30, 2024 and December 31, 2023, amounts owing to related parties consists as follows:

	June 30	December 31
Related Party	2024	2023
B	$8,688	$8,688
D	783,912	-
E	17,500	17,500
	$810,100	$26,188

The amounts owing to related parties are unsecured, non-interest bearing and due on demand.

For the six months ended June 30, 2024 and 2023, advances to related parties and their nature consists of:

	Six Months Ended
	June 30,
Related Party	2024	2023	Nature of transaction	Financial Statement Line Item
A	$6,250	$—	Accrued management fees	General and administrative expenses
B	$28,733,134	$—	105,636,521 shares of common stock issued for compensation	Management fees
B	$209	$189	Imputed interest	Interest expenses
C	$1,046,467	$—	3,847,304 shares of common stock issued for compensation	Management fees
C	$15,173	$—	Cash paid for management fees	General and administrative expenses
D	$149,818	$—	Cash paid to Ember Pharm (Pty) Ltd	Due to related party
D	$169,598	$—	Cash paid for operating expenses on behalf of the Company	General and administrative expenses, Professional fees and management fees
D	$275,573	$—	Acquired Genetics	Inventory
D	$343,219	$—	Repayment of amounts due to related party D	Due to related party
D	$2,360	$—	Imputed interest	Interest expenses
E	$421	$381	Imputed interest	Interest expenses
F	$234,413	$—	861,812 shares of common stock issued for compensation to our directors.	Management fees

Following are the other related party transactions:

During the six months ended June 30, 2024, the Company entered into a distribution and service agreement with U Mir Pharma Limited, a company formed under the laws of England & Wales, doing business in the United Kingdom as Inspire Pharmacy (hereafter, “Inspire”). This agreement was superseded by a joint venture agreement with Inspire as described in Note 1 above. Inspire is owned and controlled by a director of the Company.

NOTE 9 – CONVERTIBLE NOTE

On April 14, 2021, the Company issued a convertible note with a conversion price equal to a 60% discount on the market price to pay operating expenses of $6,480. As of June 30, 2024 and December 31, 2023, the Company had a convertible note of $6,480 and accrued interest of $3,520 for an aggregate of $10,000 and was in default.

On October 4, 2024, the Company paid $10,000 to the SEC, a judgment creditor of the holder of the promissory note described in the preceding paragraph, as full payment against this obligation.

NOTE 10 – ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	June 30,	December 31,
	2024	2023
Accounts Payable	$38,113	$9,670
Due to the ex-owner of Ember Pharms (Pty) Ltd.	60,812	-
Accrued expenses	81,250	-
Payroll payable	2,066	-
Other current liability	31,095	-
	$213,336	$9,670

The other current liability of $31,095 is related to a stock subscription agreement of 129,256 shares of common stock which as of filling of this consolidated financial statements the shares have not been issued.

NOTE 11 – STOCKHOLDER’S EQUITY

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

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.001 per share. No preferred stock was issued or outstanding as of June 30, 2024 and December 31, 2023.

Common Stock

The Company has authorized 500,000,000 shares of common stock with a par value of $0.001 per share.

During the six months ended June 30, 2024, the Company issued 305,082,998 shares under the Company’s 2024 Equity Incentive Plan (“Incentive Plan”) as follows:

•	110,345,637 shares of common stock to the Company’s CFO, director and non-executive board members, valued at $30,014,014.
•	194,737,361 shares of common stock for services, valued at $52,968,562.

On March 5, 2024, in connection with the Company’s agreement to acquire the share capital of WLR Farming (Pty) Ltd (Note 1), the Company issued 500,000 shares of common stock to the shareholders of WLR, valued at $136,000.

As of June 30, 2024 and December 31, 2023, there were 380,000,000 and 74,417,002 shares of common stock issued and outstanding, respectively.

Common stock to be issued

During the six months ended June 30, 2024, the Company entered into six subscription agreements for 1,125,160 shares of common stock in connection with the Private Offering, at $0.25 and $0.50 per share in cash as follows:

Date	Shares	Amount
5/22/2024	63,626	31,813
5/31/2024	1,001,534	250,383
6/4/2024	30,000	14,918
6/10/2024	20,000	10,010
6/18/2024	10,000	5,000
	1,125,160	$312,124

Pursuant to amendment to the Purchase Agreement with the shareholders of WLR (Note 4), the Company recognized 750,000 shares of common stock to be issued, valued at $194,869 at June 30,2024. The Company issued 750,000 shares of common stock on January 6, 2025.

2024 Equity incentive plan

On February 26, 2024, the Company’s Board of Directors adopted the Incentive Plan, the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of CINV to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards. The maximum number of shares of our common stock that are subject to awards granted under the Incentive Plan is 350,000,000 shares. The term of the Incentive Plan will expire on February 25, 2034. Our Board of Directors, which serves as the administrator of the Incentive Plan, has granted awards under the Incentive Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 305,082,998 shares, all of which became fully-vested at the time of grant. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its shares of common stock in connection with the Incentive Plan was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933. As of June 30, 2024, 44,917,002 shares are available to be issued under the Incentive Plan.

Stock Purchase Options

On May 24, 2024, the Company entered into an agreement with a musician and entertainer to endorse and promote the Company’s business and the Company recorded marketing expense of $5,285,970. In consideration for services provided by the entertainer, the Company granted a 10-year stock purchase option to acquire 20,000,000 shares of common stock, at exercise price of $0.01 per share. The option is vested as of the grant date, and may be exercised in whole or in part, at any time.

The stock purchase options are valued using a Black-Scholes valuation model. The use of this valuation model requires the input of highly subjective assumptions. Any change to these inputs could produce significantly higher or lower fair value measurements.

The Company utilized the following assumptions:

2024
Estimated stock price	$0.27
Expected term	5 years
Expected average volatility	72%
Expected dividend yield	-
Risk-free interest rate	4.53%

A summary of activity of the stock purchase options during the six months ended June 30, 2024 as follows:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2023	-	$-	-
Granted	20,000,000	0.01	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, June 30, 2024	20,000,000	$0.01	9.92

Exercisable options, June 30, 2024	20,000,000	$0.01	9.92

NOTE 12 – COMMITMENTS

In January 2024, the Company entered into a strategic consulting agreement with a consultant to work alongside management teams to create value by commercializing business plans, optimizing financial and operational performance, making introductions, negotiating agreements, executing partnerships and formulating acquisition and exit strategies. The agreement, as amended, provides for a monthly fee of GBP 5,000 (approximately $6,320) per month and a one-time payment of 14,000,000 shares of our common stock. The agreement is for a free duration term, and the Company may terminate the consultancy at any time. During the six months ended June 30, 2024, the Company issued 14,000,000 shares of common stock in satisfaction of this obligation, valued at $3,808,000.

We have entered into indemnification agreements with certain of our current directors and officers. The indemnification agreements indemnify the indemnitee to the fullest extent permitted by law, including against third-party claims and claims by or in right of the Company or any subsidiary or majority-owned partnership of the Company by reason of that person (including the advancement of expenses subject to certain conditions) (a) being a director, officer employee or agent of the Company, or of any subsidiary or majority-owned partnership of the Company or (b) serving at our request as a director, officer, employee or agent of another entity. If appropriate, we are entitled to assume the defense of the claim with counsel selected by us and approved by the indemnitee (which approval may not be unreasonably withheld). Separate counsel employed by the indemnitee will be at his or her own expense unless (1) the employment of separate counsel has been previously authorized by us, (2) the indemnitee reasonably concludes there may be a conflict of interest or (3) we have not, in fact, employed counsel to assume the defense of such claim.

NOTE 13 – SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent events:

1.	In February 2024, the Company entered into a joint venture agreement with a company registered under the laws of England and Wales to form a joint venture which shall be the exclusive supplier of Flower Biomass to Crop Circle Pharmacy in the United Kingdom. On November 27, 2024, the Company’s Board of Directors approved a discontinuation of the joint venture.

2.	During April through November 2024, the Company signed subscription agreements of 2,721,150 shares of common stock at prices of $0.25 and $0.50 per share in cash. On July 23, 2024 and January 6, 2025, the Company issued 1,320,798 shares and 1,271,096 shares, respectively in satisfaction of these subscriptions.

3.	On July 5, 2024, the Company entered into a purchase agreement with Cannabudgrow (Pty) Ltd, a company licensed to cultivate cannabis for the proposes of producing the Medicines and Related Substances. The Company’s commitment is to purchase a minimum quantity of 1,200 Kg’s per annum for a period of two years.

4.	On October 4, 2024, the Company paid $10,000 to the U.S. Securities and Exchange Commission, a judgment creditor of the holder of the promissory note described in Note 7 above, as full payment against this obligation.

5.	On November 8, 2024, the Company amended its share purchase agreement with the shareholders of WLR Farming (Pty) Ltd. The purchase price was amended to require a payment of $63,200 (GBP 50,000) in cash, together with the issuance of an aggregate of 1,250,000 shares of common stock, inclusive of the 500,000 shares issued on March 5, 2024. The cash payment obligation was satisfied on November 11, 2024. The remaining share payment obligation was satisfied on January 6, 2025.

6.	On December 8, 2024, The Company amended its Deed of Sale, dated May 11, 2023, to require, in lieu of cash, a payment of $378,954 (ZAR 6,900,000), payable in shares of the Company’s common stock. Accordingly, on January 28, 2025, the Company issued the vendor to the Deed of Sale an aggregate of 375,000 shares of common stock in full satisfaction thereof.

7.	On January 28, 2025, the Company issued an aggregate of 7,500,000 shares of common stock to two consultants of the Company in connection with the Incentive Plan described in Note 11 above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six-months period ended June 30, 2024, which are included herein.

Our operating results for the three and six months ended June 30, 2024 and 2023 and the changes between those periods for the respective items are summarized as follows.

Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023:

		Three Months Ended June 30,

	2024		2023		Change ($)	Change (%)
Revenues	$	―	$	―	$—	― %
Operating expenses		6,725,088		―	6,725,088	100.00
Interest expense		2,232		285	1,947	683.16
Net loss		$6,727,320		$285	$6,727,035	2,360,363.16%

The Company generated no revenues for the three months ended June 30, 2024 and 2023. Operating expenses consist primarily of marketing costs. On May 24, 2024, the Company entered into an agreement with a musician and entertainer to endorse and promote the Company’s business and the Company recorded marketing expense of $5,285,970. In consideration for services provided by the entertainer, the Company granted a 10-year stock purchase option to acquire 20,000,000 shares of common stock, at an exercise price of $0.01 per share. The option is vested as of the grant date, and may be exercised in whole or in part, at any time. During the three months ended June 30, 2024 and 2023, the Company recognized $2,232 and $285 in interest on a convertible note. Our financial statements report a net loss of $6,727,320 for the three months ended June 30, 2024 compared to a net loss of $285 for the three months ended June 30, 2023.

Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023:

		Six Months Ended June 30,

	2024		2023		Change ($)	Change (%)
Revenues	$	―	$	―	$—	― %
Operating expenses		89,810,260		―	89,810,260	100.00
Interest expense		3,104		571	2,533	443.61
Net loss		$89,813,364		$571	$89,812,793	15,729,035.55%

The Company generated no revenues for the six months ended June 30, 2024 and 2023. Operating expenses consist primarily of stock-based compensation. During the six months ended June 30, 2024, the Company issued 305,082,998 shares under the Company’s 2024 Equity Incentive Plan. 110,345,637 shares of common stock were issued to the Company’s CFO, director and non-executive board members, valued at $30,014,014. 194,737,361 Shares of common stock were issued for professional fees, valued at $52,968,562. During the six months ended June 30, 2024 and 2023, the Company recognized $3,104 and $571 in interest on a convertible note. Our financial statements report a net loss of $89,813,364 for the six months ended June 30, 2024 compared to a net loss of $571 for the six months ended June 30, 2023.

Liquidity and Capital Resources

The following tables provide selected financial data about our company as of June 30, 2024 and December 31, 2023, respectively.

Working Capital

	June 30,		December 31,
	2024	2023		Change ($)

Current assets	$7,867	$	―	$7,867
Current liabilities	1,064,710		114,087	950,623
Working capital (Deficiency)	$(1,056,843)		$(114,087)	$(942,756)

As of June 30, 2024 and December 31, 2023, our total current assets were $7,867 and $0, respectively.

As of June 30, 2024, our current liabilities were $1,064,710 compared to $114,087 as of December 31, 2023. Working capital deficiency was $1,056,843 as of June 30, 2024 compared to working capital deficiency of $114,087 as of December 31, 2023. The increase in working capital deficiency was primarily the result of an increase in current liabilities. Current liabilities increased due to an increase in amounts due to related parties for payments made for operating expenses.

Cash Flows

		Six Months Ended June 30,

	2024	2023		Change ($)
Cash flows used in operating activities	$(564,637)	$	―	$(564,637)
Cash flows used in investing activities	(11,072)		―	(11,072)
Cash flows provided by financing activities	563,894		―	563,894
Effect of exchange rate changes on cash	12,023		―	12,023
Net change in cash during the period	$208	$	―	$208

During the six months ended June 30, 2024 and 2023, cash flows used in operating activities were $564,637 and $0, respectively. For the six months ended June 30, 2024, net cash flows used in operating activities consisted of a net loss of $89,813,364, an increase in imputed interest of $3,104, stock-based compensation of $82,268,546, depreciation expense of $3,196, impairment of inventory of $331,734, amortization expenses of $17,213, impairment of intangible assets of $335,755, acquisition costs of $481,643, an increase in VAT receivable of $3,326, an increase in accounts payable of $112,626, other current liabilities of $31,095, and a decrease in right of use assets and lease liability of $543. For the six months ended June 30, 2023, net cash flows used in operating activities consisted of a net loss of $571, and an increase in imputed interest of $571.

During the six months ended June 30, 2024 and 2023, cash flows used in investing activities were $11,072 and $0, respectively. For the six months ended June 30, 2024, net cash flows used in investing activities consisted of assets acquired in the acquisition of WLR Farming (Pty) Ltd.

During the six months ended June 30, 2024 and 2023, cash flows provided by financing activities were $563,894 and $0, respectively. For the six months ended June 30, 2024, net cash flows provided by financing activities consisted of proceeds from related parties of $594,989, repayment of related party loans of $343,219 and proceeds from common stock to be issued of $312,124.

We expect our cash on hand and revenues received from our operations will be insufficient to meet our anticipated liquidity needs for business operations for the next twelve months, and that we will need to secure capital from various sources, including loans and sales of our equity, as well as advances from one or more related parties. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to raise additional financing to support our operating and compliance expenditures. Absent our success in obtaining operating capital from one or more of these sources, there exists substantial doubt as to the Company’s ability to continue as a going concern.

Our future cash flows could be adversely affected by events outside of our control, including, without limitation, changes in overall economic conditions, regulatory requirements, demand for our products and services, availability of labor resources and capital, natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as COVID-19, and other conditions. The foregoing events, either individually or collectively, could affect our results.

Off Balance Sheet Arrangements

None.

Subsequent Events

Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent events:

1.	In February 2024, the Company entered into a joint venture agreement with a company registered under the laws of England and Wales to form a joint venture which shall be the exclusive supplier of Flower Biomass to Crop Circle Pharmacy in the United Kingdom. On November 27, 2024, the Company’s Board of Directors approved a discontinuation of the joint venture.

2.	During April through November 2024, the Company signed subscription agreements of 2,721,150 shares of common stock at prices of $0.25 and $0.50 per share in cash. On July 23, 2024 and January 6, 2025, the Company issued 1,320,798 shares and 1,271,096 shares, respectively, in satisfaction of these subscriptions.

3.	On July 5, 2024, the Company entered into a purchase agreement with Cannabudgrow (Pty) Ltd, a company licensed to cultivate cannabis for the proposes of producing the Medicines and Related Substances. The Company’s commitment is to purchase a minimum quantity of 1,200 Kg’s per annum for a period of two years.

4.	On October 4, 2024, the Company paid $10,000 to the U.S. Securities and Exchange Commission, a judgment creditor of the holder of the promissory note described in Note 7 above, as full payment against this obligation.

8.	On November 8, 2024, the Company amended its share purchase agreement with the shareholders of WLR Farming (Pty) Ltd. The purchase price was amended to require a payment of $63,200 (GBP 50,000) in cash, together with the issuance of an aggregate of 1,250,000 shares of common stock, inclusive of the 500,000 shares issued on March 5, 2024. The cash payment obligation was satisfied on November 11, 2024. The remaining share payment obligation was satisfied on January 6, 2025.

5.	On December 8, 2024, The Company amended its Deed of Sale, dated May 11, 2023, to require, in lieu of cash, a payment of $378,954 (ZAR 6,900,000), payable in shares of the Company’s common stock. Accordingly, on January 28, 2025, the Company issued the vendor to the Deed of Sale an aggregate of 375,000 shares of common stock in full satisfaction thereof.

6.	On January 28, 2025, the Company issued an aggregate of 7,500,000 shares of common stock to two consultants of the Company in connection with the Incentive Plan described in Note 11 above.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Based upon our evaluation of internal controls, our CEO and CFO determined that (i) we have a material weakness over our entity level control environment as of June 30, 2024 and (ii) our internal control over financial reporting was not effective as of June 30, 2024, inasmuch as we were not able to timely file our quarterly and annual reports as required under the Securities Exchange Act of 1934.

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

In connection with the Incentive Plan, during the six months ended June 30, 2024, the Company issued an aggregate of 305,082,998 shares of restricted common stock to directors, officers, employees, and consultants of the Company. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its shares of common stock in connection with the Incentive Plan was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

In connection with the agreement by the Company to acquire all of the share capital of WLR Farming (Pty) Ltd. as described above (“WLR”), during the six months ended June 30, 2024, the Company issued an aggregate of 500,000 shares of restricted common stock to the shareholders of WLR as a partial payment toward this obligation. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of its shares of common stock in connection with the agreement with the shareholders of WLR was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

3.	Articles of Incorporation or Bylaws

	(a)	Amended and Restated Articles of Incorporation of the Company.*

	(b)	Amended and Restated Bylaws of the Company.*

10.	Material Contracts

	(a)	Share Purchase Agreement, dated May 8, 2023, including amendment, between the Company and certain sellers, concerning the acquisition of WLR Farming (Pty) Ltd.*
	(b)	2024 Equity Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2024 filed on February 18, 2025)

31.	Rule 13a-14(a)/15d-14(a) Certifications

	1.	Certification by Chief Executive Officer*

	2.	Certification by Chief Financial Officer*

32.	Rule 1350 Certifications

	1.	Certification by Chief Executive Officer*

	2.	Certification by Chief Financial Officer*

101.INS		Formatted in Inline XBRL (Extensible Business Reporting Language) (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH		Inline XBRL Taxonomy Extension Schema Document.

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Dated: May 20, 2025

CRUCIAL INNOVATIONS CORP.

/s/ Jon-Paul Doran
Jon-Paul Doran
Chief Executive Officer

CRUCIAL INNOVATIONS CORP.

/s/ Darlington Mazvidza
Darlington Mazvidza
Chief Financial Officer

