Form 10-Q
period 2024-09-30
Crucial Innovations, Corp.
filed 2025-07-29
CIK 1766016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☒

There were 381,320,798 shares of the registrant’s common stock, $0.001 par value, outstanding, as of September 30, 2024, and 418,694,150 shares of the registrant’s common stock, $0.001 par value, outstanding as of July 29, 2025.

EXPLANATORY NOTE

The following Quarterly Report on Form 10-Q (“10-Q”) for Crucial Innovations Corp. and its subsidiaries (“CINV” or the “Company”) for the three months ended September 30, 2024, presents the Company and its results of operations for the periods indicated therein. Except as specifically designated therein, this 10-Q does not reflect events occurring after September 30, 2024 and the Company has not otherwise updated disclosures contained herein to reflect events that occurred at a later date.

CRUCIAL INNOVATIONS CORP.

(A Nevada Corporation)

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements (Unaudited)

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$299	$—
VAT receivable	11,630	—
Prepaid expenses	18,768	—
Insurance receivable	40,633	—
Total Current Assets	71,330	—

Property and equipment, net	24,330	—
Right-of-use asset	12,586	67,634
Total Assets	$108,246	$67,634

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$310,072	$9,670
Convertible note and accrued interest	10,000	10,000
Lease liability	13,359	68,229
Due to related parties	1,086,638	26,188
Total Current Liabilities	1,420,069	114,087

Total Liabilities	1,420,069	114,087

Commitments and contingencies	—	—

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.001 par value, no shares issued and outstanding	—	—
Common stock: 500,000,000 authorized; par value of $0.001, 381,320,798 shares and 74,417,002 shares issued and outstanding, respectively	381,321	74,417
Additional paid-in capital	88,921,216	76,515
Accumulated deficit	(90,534,568)	(197,385)
Accumulated other comprehensive loss	(79,792)	—
Total Stockholders' Deficit	(1,311,823)	(46,453)
Total Liabilities and Stockholders' Deficit	$108,246	$67,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the		For the
	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$—	$—	$—	$—

Operating expenses
Management fees	—	—	30,014,014	—
Professional fees	170,308	—	53,356,994	—
Marketing	19,626	—	5,352,377	—
Impairment of inventory	279,150	—	610,884	—
Impairment loss on fixed assets - acquisition Ember Pharms (Pty) Ltd	—	—	834,611	—
General and administrative expenses	40,517	6,310	150,981	6,310
Total operating expenses	509,601	6,310	90.319,861	6,310

Loss from operations	(509,601)	(6,310)	(90,319,861)	(6,310)

Other Expense
Interest expense	(14,218)	(332)	(17,322)	(903)
Total other expense	(14,218)	(332)	(17,322)	(903)

Net loss before taxes	(523,819)	(6,642)	(90,337,183)	(7,213)
Provision for income taxes	—	—	—	—
Net loss	$(523,819)	$(6,642)	$(90,337,183)	$(7,213)

Other comprehensive income (loss)
Foreign currency adjustment	(63,765)	—	(79,792)	—

Total comprehensive loss	$(587,584)	$(6,642)	$(90,416,975)	$(7,213)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.29)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	382,713,615	74,417,002	310,003,100	74,417,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Nine Months ended September 30, 2024

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance, December 31, 2023	74,417,002	$74,417	$76,515	$(197,385)	$—	$(46,453)

Common stock issued for prepaid asset acquisition	500,000	500	135,500	—	—	136,000
Common stock issued for management fees	110,345,637	110,346	29,903,668	—	—	30,014,014
Common stock issued for services	194,737,361	194,737	52,773,825	—	—	52,968,562
Imputed interest on related party loans	—	—	872	—	—	872
Net loss	—	—	—	(83,086,044)	—	(83,086,044)
Balance, March 31, 2024	380,000,000	380,000	82,890,380	(83,283,429)	—	(13,049)

Stock purchase option granted for services	—	—	5,285,970	—	—	5,285,970
Stock subscriptions for common stock	—	—	343,219			343,219
Imputed interest on related party loans	—	—	2,232	—	—	2,232
Common stock payable for acquisition of Ember Pharms (Pty) Ltd.	—	—	194,869	—	—	194,869
Foreign currency translation adjustments	—	—	—	—	(16,027)	(16,027)
Net loss	—	—	—	(6,727,320)	—	(6,727,320)
Balance, June 30, 2024	380,000,000	380,000	88,716,670	(90,010,749)	(16,027)	(930,106)

Stock subscriptions for common stock	—	—	191,649	—	—	191,649
Common stock issued for stock subscriptions	1,320,798	1,321	(1,321)	—	—	-
Imputed interest on related party loans	—	—	14,218	—	—	14,218
Foreign currency translation adjustments	—	—	—	—	(63,765)	(63,765)
Net loss	—	—	—	(523,819)	—	(523,819)
Balance, September 30, 2024	381,320,798	$381,321	$88,921,216	$(90,534,568)	$(79,792)	$(1,311,823)

For the Three and Nine Months ended September 30, 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	74,417,002	$74,417	$43,628	$(157,767)	$(39,722)

Imputed interest on related party loans	—	—	286	—	286
Net loss	—	—	—	(286)	(286)
Balance, March 31, 2023	74,417,002	74,417	43,914	(158,053)	(39,722)

Imputed interest on related party loans	—	—	285	—	285
Net loss	—	—	—	(285)	(285)
Balance, June 30, 2023	74,417,002	74,417	44,199	(158,338)	(39,722)

Imputed interest on related party loans	—	—	332		332
Net loss	—	—	—	(6,641)	(6,641)
Balance, September 30, 2023	74,417,002	$74,417	$44,531	$(164,979)	$(46,031)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Nine months ended
	September 30,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(90,337,183)	$(7,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	17,322	903
Stock-based compensation	58,254,532	—
Stock - based compensation-related parties	30,014,014	—
Depreciation	6,579	—
Impairment of inventory	610,884	—
Impairment loss on fixed assets	40,633	—
Impairment loss on fixed assets- acquisition Ember Pharms (Pty) Ltd.	834,611	—
Changes in operating assets and liabilities:
VAT receivable	(7,018)	—
Prepaid expenses	(18,768)	—
Inventory	(610,884)	—
Insurance receivable	(40,633)	—
Accounts payable and accrued liabilities	240,434	6,309
Change in right-of-use asset and lease liability	178	—
Net Cash Used in Operating Activities	(995,299)	—

Cash Flows from Investing Activities:
Acquisition of Ember Pharms (Pty) Ltd	5,615	—
Purchases of property and equipment	(17,765)	—
Net Cash Used in Investing Activities	(12,150)	—

Cash Flows from Financing Activities:
Advances from related parties	1,033,538	—
Repayment of related party loans	(534,868)	—
Proceeds from common stock for stock subscription	534,868	—
Net Cash Provided by Financing Activities	1,033,538	—

Effect of exchange rate changes on cash	(25,790)	—

Net change in cash	299	—
Cash, beginning of period	—	—
Cash, end of period	$299	$—

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activity
Common stock issued for acquisition Ember Pharms (Pty) Ltd.	$330,869	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 20, 2024, the Company entered into a distribution and service agreement with U Mir Pharma Limited, a company formed under the laws of England & Wales, doing business in the United Kingdom as Inspire Pharmacy (hereafter, “Inspire”). Inspire is a licensed pharmacy that is able to sell and distribute medical cannabis to qualified patients. The distribution and service agreement with Inspire was superseded by a joint venture agreement between the Company and Inspire which was entered into in May 2024. The joint venture was intended to be operated through a company jointly owned by the Company and Inspire. Accordingly, on March 25, 2024, the Company formed Crop Circle Dispensary Limited under the laws of England and Wales (hereafter, “Crop Circle”). The share capital of Crop Circle is allocated as to 92.5% to the Company and 7.5% to Inspire. Crop Circle is included in the consolidation of the Company even though it did not have any business transactions since inception through September 30, 2024.

On April 8, 2024, the Company entered into a cultivation and supply agreement with Tomanic Trading (Pty) Ltd, a supplier in South Africa. The supplier is a licensed cultivator and manufacturer of medical cannabis.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP) and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these consolidated condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) balance sheet; (b) the statement of operations; and (c) cash flows, have been made in order to make the consolidated condensed financial statements presented not misleading. The results of operations for the periods presented are not necessarily indicative of operations for a full year. The accompanying consolidated condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (“SEC”) on December 10, 2024.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Principles of Consolidation

The consolidated condensed financial statements include the accounts of Crucial Innovation Corp. and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents

The cash balance of $299 is held by the subsidiary Ember Pharms. The parent company, Crucial Innovations Corp., does not have its own bank account, and its transactions are routed through related party bank accounts. For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at September 30, 2024 and December 31, 2023, respectively.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2024, the Company had an accumulated deficit of $90,534,568, a net loss of $90,337,183 for the nine months ended September 30, 2024, and has not earned any revenues since inception. The Company intends to fund operations through equity financing arrangements and related party advances, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

NOTE 4 – ACQUISITION

The following table summarizes the consideration paid for WLR and the amounts of the assets acquired and liabilities assumed at the acquisition date of April 2, 2024:

Consideration:
Issuance of 1,250,000 shares of common stock	$330,869
Cash payable of GBP 50,000	60,812
391,681
Assets acquired and liabilities assumed:
Cash in bank	$5,616
Property and equipment, net	49,345
Other receivable	5,902
Total tangible assets	60,863

Due to related parties	$502,857
Other payable	936
Total liabilities	503,793
Net liabilities	$(442,930)

Impairment loss on fixed assets recorded in operating expenses	$834,611

We assessed the nature of our 1,250,000 shares issuance for consideration of acquisition and considered certain factors which, in management’s view, made our shares a Level 2 valuation, including the following:

·	the lack of trading volume and institutional trading in our common stock during the period when our common stock was listed for trading on OTC Markets;

·	the de-listing of our shares from trading on OTC Markets during the second quarter of 2024; and

·	the absence of a registration statement covering the shares so issued and their resultant status as ‘restricted securities’ under U.S. federal securities laws.

We examined other contemporaneous transactions involving our common stock with unaffiliated third parties as fair value indicators for the shares issued to the owners of WLR during the nine months of 2024 and subsequent thereto. During the first quarter of 2024, we commenced a private offering of our common stock at a weighted average price of $0.272 per share. We applied this price and determined the fair value of the 500,000 shares issued to the owners of WLR during the first quarter of 2024 to be $136,000. We continued our private offering during the second quarter of 2024 at an average price of $0.26 per share. We applied this price and determined the fair value of the 750,000 shares issued to the owners of WLR subsequent to the end of the third quarter of 2024 to be $194,869.

NOTE 5 – INVENTORY

As of September 30, 2024, and December 31, 2023, inventory consisted of the following:

	September 30,	December 31,
	2024	2023
Raw material-Genetics	$549,333	$—
Labor cost	61,551	—
Total inventory cost	610,884	—
Impairment of inventory	(610,884)	—
	$—	$—

During the nine months ended September 30, 2024, the Company fully impaired inventory of $610,884. Such inventory was disposed of as pharmaceutical waste during January 2025 due to the expiry of the product pending receipt of the required specialist distribution license.

NOTE 6 – INSURANCE RECEIVABLE

On September 25, 2024, a major storm destroyed the Company’s greenhouse. Due to the nature of the damage, the company determined that the greenhouse was a total loss. The greenhouse and related upgrades had a net book value of $40,633 and an estimated replacement value of $88,000 as of September 30, 2024. As of September 30, 2024, based on discussions with the insurer, the Company concluded that it has a covered loss under the policy and that it is probable the insurer will settle the claim for at least the book value, and recorded an insurance receivable to offset the impairment loss of $40,633.

In December 2024, the Company received from the insurer cash of $89,117, net of insurance deductible.

NOTE 7 – PROPERTY AND EQUIPMENT

At September 30, 2024, property and equipment consisted of the following:

	September 30,	December 31,
	2024	2023
Machinery and equipment	$15,767	$—
Vehicle	11,694	—
	27,461	—
Accumulated depreciation	(3,131)	—
Total property and equipment	$24,330	$—

On September 25, 2024, a major storm destroyed the Company’s greenhouse. The greenhouse was a part of the Company’s property and equipment, acquired from WLR in April 2024, for growing our cultivation of genetics. The Company recognized a full impairment loss from the damage of $40,633, the carrying amount of our greenhouse.

During the nine months ended September 30, 2024 and 2023, the Company recorded depreciation expense of $6,579 and $0, and impairment loss of $40,633 and $0, respectively.

NOTE 8 – LEASE

The Company had the right to occupy certain real property in South Africa which contains the operations of WLR, commencing June 1, 2023, by paying a monthly lease payment of $6,320 (GBP 5,000). The Company occupied the land starting September 1, 2023, and recognized ROU assets and lease liabilities from this date.

The components of lease expense were as follows:

	September 30,	September 30,
	2024	2023
Operating lease cost	$58,514	$—
Variable lease cost (foreign currency adjustment)	(2,534)	—
Total lease cost	$55,980	$—

Supplemental cash flow information related to leases was as follows:

Cash paid for operating cash flows from operating leases	$55,980	$—

Supplemental balance sheet information related to leases was as follows:

Weighted-average discount rate — operating leases	6.25%	—
Weighted-average remaining lease term - operating lease (months)	2	—

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31
	2024	2023
Operating lease right-of-use asset	$12,586	$67,634

The following table outlines maturities of our lease liability as of September 30, 2024:

Year ending December 31,	Total
2024 (excluding the nine months ended September 30, 2024)	$13,394
Thereafter	—
$13,394
Less imputed interest	(35)
Operating lease liability	$13,359

NOTE 9 – RELATED PARTY TRANSACTIONS

The related parties that had material transactions for the nine months ended September 30, 2024, and 2023, consist of the following:

Related Party	Nature of Relationship to the Company

A	Chief Executive Officer
B	President, Chief Operating Officer
C	Chief Financial Officer
D	A UK company owned by related party A (JPD Capital)
E	A UK company owned by related party A (Eco-Equity Ltd.)
F	Shareholders and non-executive members of Board

As of September 30, 2024, and December 31, 2023, amounts owing to related parties consists as follows:

	September 30	December 31
Related Party	2024	2023
B	$27,689	S	8,688
D	1,058,949		17,500
	$1,086,638		$26,188

The amounts owing to related parties are unsecured, non-interest bearing and due on demand.

For the nine months ended September 30, 2024, and 2023, advances to related parties and their nature consists of:

	For the
	Nine Months Ended
	September 30,
Related Party	2024	2023	Nature of transaction	Financial Statement Line Item
A	$12,500	$—	Accrued management fees	General and administrative expenses
B	$28,733,134	$—	105,636,521 shares of common stock issued for compensation	Management fees
B	$12,500	$—	Accrued management fees	General and administrative expenses
B	$478	$299	Imputed interest	Interest expenses
B	$19,000	$—	Cash paid for operating expenses on behalf of the Company	Professional fees
C	$1,046,467	$—	3,847,304 shares of common stock issued for compensation	Management fees
C	$23,047	$—	Cash paid for management fees	General and administrative expenses
D	$376,589	$—	Cash paid to Ember Pharm (Pty) Ltd	Due to related party
D	$210,997	$—	Cash paid for operating expenses on behalf of the Company	General and administrative expenses, Professional fees and management fees
D	$406,660	$—	Acquired Genetics	Inventory
D	$534,868	$—	Repayment due to related party D	Due to related party
D	$16,730	$603	Imputed interest	Interest expenses
F	$234,413	$—	861,812 shares of common stock issued for compensation to our directors	Management fees

Following are the other related party transactions:

During the nine months ended September 30, 2024, the Company entered into a distribution and service agreement with U Mir Pharma Limited, a company formed under the laws of England & Wales, doing business in the United Kingdom as Inspire Pharmacy (hereafter, “Inspire”). This agreement was superseded by a joint venture agreement with Inspire as described in Note 1 above. Inspire is owned and controlled by a director of the Company.

NOTE 10 – CONVERTIBLE NOTE

On April 14, 2021, the Company issued a convertible note with a conversion price equal to a 60% discount on the market price to pay operating expenses of $6,480. As of September 30, 2024, and December 31, 2023, the Company had a convertible note of $6,480 and accrued interest of $3,520 for an aggregate of $10,000 and was in default.

On October 4, 2024, the Company paid $10,000 to the SEC, a judgment creditor of the holder of the promissory note described in the preceding paragraph, as full payment against this obligation.

NOTE 11 – ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	September 30,	December 31,
	2024	2023
Accounts Payable	$63,367	$9,670
Due to the ex -owner of Ember Pharms (Pty) Ltd.	60,812	-
Accrued expenses	175,000	-
Payroll payable	10,893	-
	$310,072	$9,670

NOTE 12 – STOCKHOLDER’S EQUITY

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

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.001 per share. No preferred stock was issued or outstanding as of September 30, 2024, and December 31, 2023.

Common Stock

The Company has authorized 500,000,000 shares of common stock with a par value of $0.001 per share.

On October 23, 2022, the Company issued an aggregate of 42,000,000 shares of its common stock (“Consideration Shares”) to acquire the share capital of Eco Equity Limited (“Eco Equity”) a Zimbabwean-based cultivator of medicinal cannabis. Due to logistical, regulatory, and political challenges facing the business in Zimbabwe, the acquisition of Eco Equity was abandoned. Nevertheless, the transaction introduced the Company into the medicinal cannabis sector and opportunities to conduct business and material transactions with other cultivators, exporters, manufacturers, and distributors in southern Africa and, ultimately, Europe. As a result of the exposure and access initiated by the transaction with Eco Equity, the Company permanently changed its business model to operate in the medicinal cannabis sector. Because of the beneficial effect of transaction, even though abandoned, the Company determined to continue to honor the issuance of the Consideration Shares.

During the nine months ended September 30, 2024, the Company issued 305,082,998 shares under the Company’s 2024 Equity Incentive Plan (“Incentive Plan”) as follows:

•	110,345,637 shares of common stock to the Company’s CFO, director and non-executive board members, valued at $30,014,014.

•	194,737,361 shares of common stock for services, valued at $52,968,562.

Also during the nine months ended September 30, 2024, the Company issued the following shares of common stock:

•	1,320,798 shares of common stock issued in connection with subscriptions related to the Company’s private offering of common stock for $358,640 in cash; and
•	500,000 shares of common stock issued and 750,000 shares of common stock to be issued, valued at $330,869, to the shareholders of WLR Farming (Pty) Ltd (Note 1) in connection with the Company’s agreement to acquire the share capital of WLR.

During the nine months ended September 30, 2024, the Company received stock subscriptions for 659,790 shares of common stock, valued at $176,228, recorded to additional paid in capital.

As of September 30, 2024, and December 31, 2023, there were 381,320,798 and 74,417,002 shares of common stock issued and outstanding, respectively.

2024 Equity incentive plan

On February 26, 2024, the Company’s Board of Directors adopted the Incentive Plan, the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of CINV to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards. The maximum number of shares of our common stock that are subject to awards granted under the Incentive Plan is 350,000,000 shares. The term of the Incentive Plan will expire on February 25, 2034. Our Board of Directors, which serves as the administrator of the Incentive Plan, has granted awards under the Incentive Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 305,082,998 shares, all of which became fully-vested at the time of grant. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its shares of common stock in connection with the Incentive Plan was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933. As of September 30, 2024, 44,917,002 shares are available to be issued under the Incentive Plan.

Stock Purchase Options

On May 24, 2024, the Company entered into an agreement with a musician and entertainer to endorse and promote the Company’s business and the Company recorded marketing expense of $5,285,970. In consideration for services to be provided by the entertainer, the Company granted a 10-year stock purchase option to acquire 20,000,000 shares of common stock, at exercise price of $0.01 per share. The option is vested as of the grant date, and may be exercised in whole or in part, at any time.

The stock purchase options are valued using a Black-Scholes valuation model. The use of this valuation model requires the input of highly subjective assumptions. Any change to these inputs could produce significantly higher or lower fair value measurements.

The Company utilized the following assumptions:

2024
Estimated stock price	$0.27
Expected term	5 years
Expected average volatility	72%
Expected dividend yield	-
Risk-free interest rate	4.53%

A summary of activity of the stock purchase options during the nine months ended September 30, 2024, as follows:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2023	-	$-	-
Granted	20,000,000	0.01	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, September 30, 2024	20,000,000	$0.01	9.65

Exercisable options, September 30, 2024	20,000,000	$0.01	9.65

NOTE 13 – COMMITMENTS

In January 2024, the Company entered into a strategic consulting agreement with a consultant to work alongside management teams to create value by commercializing business plans, optimizing financial and operational performance, making introductions, negotiating agreements, executing partnerships and formulating acquisition and exit strategies. The agreement, as amended, provides for a monthly fee of GBP 5,000 (approximately $6,320) per month and a one-time payment of 14,000,000 shares of our common stock. The agreement is for a free duration term, and the Company may terminate the consultancy at any time. During the nine months ended September 30, 2024, the Company issued 14,000,000 shares of common stock in satisfaction of this obligation, valued at $3,808,000.

On July 5, 2024, the Company entered into a purchase agreement with Cannabudgrow (Pty) Ltd, a company licensed to cultivate cannabis for the proposes of producing the Medicines and Related Substances. The Company’s commitment is to purchase a minimum quantity of 1,200 Kgs per annum for a period of two years.

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

NOTE 14 – INCOME TAXES

The Company has not made provision for income taxes for the nine months ended September 30, 2024, and the year ended December 31, 2023 since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of September 30, 2024. The Company has incurred a net operating loss (NOL) of $623,142; the net operating loss carry forwards will begin to expire in varying amounts beginning with the year ended December 31, 2039, subject to its eligibility as determined by respective tax regulating authorities. NOLs generated in tax years prior to December 31, 2018, can be carryforward for twenty years, whereas NOLs generated after December 31, 2018, can be carryforward indefinitely. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code. U.S. Federal tax returns are closed by statute for years through 2015. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

Net deferred tax assets consist of the following components as of September 30, 2024 and December 31, 2023:

	September 30,	December 31
	2024	2023
Net loss for the period	$(623,142)	(39,618)
Effective tax rate	21%	21%
Tax Recovery	(130,860)	(8,320)
Less: valuation allowance	130,860	8,320
Net deferred asset	$—	$—

	September 30,	December 31
	2024	2023
Net Operating Loss carryforward	$172,308	$41,448
Less: Valuation allowance	(172,308)	(41,448)
Net deferred tax asset	$—	$—

Tax returns for the years ended 2018 to 2023, have not been filed by the Company, and are subject to review by the tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of September 30, 2024. The Company has not accrued interest or penalties associated with unrecognized tax liabilities.

NOTE 15 – SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent events:

1.	In February 2024, the Company entered into a joint venture agreement with Canna Capital Plc, a company registered under the laws of England and Wales to form a joint venture which shall be the exclusive supplier of Flower Biomass to Crop Circle Pharmacy in the United Kingdom. On November 27, 2024, the Company’s Board of Directors approved a discontinuation of the joint venture.

2.	On October 4, 2024, the Company paid $10,000 to the U.S. Securities and Exchange Commission, a judgment creditor of the holder of the promissory note described in Note 8 above, as full payment against this obligation.

3.	On November 8, 2024, the Company amended its share purchase agreement with the shareholders of WLR Farming (Pty) Ltd. The purchase price was amended to require a payment of $60,812 (GBP 50,000) in cash, together with the issuance of an aggregate of 1,250,000 shares of common stock, inclusive of the 500,000 shares issued on March 5, 2024. The cash payment obligation was satisfied on November 11, 2024. The remaining share payment obligation was satisfied on January 6, 2025.

4.	On December 8, 2024, The Company amended its Deed of Sale, dated May 11, 2023, to require, in lieu of cash, a payment of $378,954 (ZAR 6,900,000), payable in shares of the Company’s common stock. Accordingly, on January 28, 2025, the Company issued the vendor to the Deed of Sale an aggregate of 375,000 shares of common stock in full satisfaction thereof.

5.	On December 12, 2024, the Company covered the loss under the insurance policy, and obtained insurance proceeds of $89,117.

6.	On January 28, 2025, the Company issued an aggregate of 7,500,000 shares of common stock to two consultants of the Company in connection with the Incentive Plan described in Note 12 above.

7.	On May 22, 2025, the Company’s Board of Directors approved following:

•	An offering of 2- and 3-year senior secured convertible promissory notes of up to $10,000,000 in the aggregate (the “Note Offering” and the promissory notes issued in connection therewith, the “Notes”);

•	A Custodian Agreement, wherein the Company issued 20,000,000 shares to the custodian to hold in trust as partial security for the repayment of the Notes;

•	A consulting agreement for banking, finance, capital formation, mergers, acquisition and general corporate advisory services in exchange for monthly compensation of $100,000;

•	Consulting agreements with three advisors in connection with business development, valuation, global mergers and acquisitions, financial modelling services in exchange for the issuance of an aggregate of 1,348,000 shares of common stock; and

•	The award of 5,000,000 shares of common stock to two of the Company’s corporate advisory and operations consultants pursuant to the Company’s 2024 Equity Incentive Plan.

8.	In connection with the Note Offering, during the second and third quarters of 2025, the Company issued Notes to various non-U.S. investors in the aggregate principal amount of $475,850.

9.	On June 23, 2025, the Company and Ember Pharms (Pty) Ltd., its wholly-owned subsidiary, entered into a Deed of Settlement with Vertical Up Manufacturing (Pty) Ltd. (“Vertical Up) concerning a lawsuit filed by Vertical Up in the High Court of South Africa, Free State Division, Bloemfontein. The Deed of Settlement required that the Company vacate the premises and make a series of installment payments to Vertical Up totaling ZAR 2,758,500 in the aggregate, which payments may be offset from Vertical Up’s sale of cannabis inventory on the premises. Pursuant to the terms of the Deed of Settlement, the first installment payment of ZAR 500,000 was made on June 27, 2025.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K, and any amendments thereto (“10-K”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of CINV, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward- looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to generate revenues, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report may include statements as to:

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward- looking statements contained in this Quarterly Report, please see the discussion in “Item 1A. Risk Factors” in our 10-K. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine months period ended September 30, 2024, which are included herein.

Our operating results for the three and nine months ended September 30, 2024 and 2023 and the changes between those periods for the respective items are summarized as follows.

Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023:

		Three Months Ended September 30,

	2024		2023		Change ($)	Change (%)
Revenues	$	―	$	―	$—	― %
Operating expenses		509,601		6,310	503,291	7,976.08
Interest expense		14,218		332	13,886	4,182.53
Net loss		$523,819		$6,642	$6,727,035	7,786.46

The Company generated no revenues for the three months ended September 30, 2024 and 2023. Operating expenses consist primarily of the impairment of inventory of $279,150. During the three months ended September 30, 2024 and 2023, the Company recognized $14,218 and $332, respectively, in interest on a convertible note. Our financial statements report a net loss of $523,819 for the three months ended September 30, 2024 compared to a net loss of $6,642 for the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023:

		Nine Months Ended September 30,

	2024		2023		Change ($)	Change (%)
Revenues	$	―	$	―	$—	― %
Operating expenses		90,319,861		6,310	90,313,551	1,431,276.56
Interest expense		17,322		903	16,419	1,818.27
Net loss		$90,337,183		$7,213	$90,329,970	1,252,321.78

The Company generated no revenues for the nine months ended September 30, 2024 and 2023. Operating expenses consist primarily of stock-based compensation. During the nine months ended September 30, 2024, the Company issued 305,082,998 shares under the Company’s 2024 Equity Incentive Plan. 110,345,637 shares of common stock were issued to the Company’s CFO, director and non- executive board members, valued at $30,014,014. 194,737,361 Shares of common stock were issued for professional fees, valued at $52,968,562. The Company also incurred $5,352,377 in marketing costs. On May 24, 2024, the Company entered into an agreement with a musician and entertainer to endorse and promote the Company’s business and the Company recorded marketing expense of $5,285,970. In consideration for services provided by the entertainer, the Company granted a 10-year stock purchase option to acquire 20,000,000 shares of common stock, at an exercise price of $0.01 per share. The option is vested as of the grant date, and may be exercised in whole or in part, at any time. During the nine months ended September 30,2024, the Company recognized impairment loss on fixed assets-acquisition Ember Pharms (Pty) Ltd, of $834,611. During the nine months ended September 30, 2024 and 2023, the Company recognized $17,322 and $903, respectively, in interest on a convertible note. Our financial statements report a net loss of $90,337,183 for the nine months ended September 30, 2024 compared to a net loss of $7,213 for the nine months ended September 30, 2023.

Liquidity and Capital Resources

The following tables provide selected financial data about our company as of September 30, 2024 and December 31, 2023, respectively.

Working Capital

	September 30,	December 31,
	2024	2023	Changes ($)
Cash	$299	$—	$—
Current Assets	$71,330	$—	$71,330
Current Liabilities	$1,420,069	$114,087	$1,305,982
Working Capital (Deficiency)	$(1,348,739)	$(114,087)	$(1,234,652)

As of September 30, 2024 and December 31, 2023, our total current assets were $71,330 and $0, respectively. Current assets as of September 30, 2024 consist mainly of insurance receivable of $40,633 as described in Note 6 in the notes to the financial statements.

As of September 30, 2024, our current liabilities were $1,420,069 compared to $114,087 as of December 31, 2023. Working capital deficiency was $1,348,739 as of September 30, 2024 compared to working capital deficiency of $114,087 as of December 31, 2023. The increase in working capital deficiency was primarily the result of an increase in current liabilities. Current liabilities increased due to an increase in amounts due to related parties of $1,060,450 for payments made for operating expenses.

Cash Flows

	Nine months ended
	September 30,
	2024	2023	Changes ($)
Cash Flows used in Operating Activities	$(995,299)	$—	$(995,299)
Cash Flows used in Investing Activities	(12,150)	—	(12,150)
Cash Flows provided by Financing Activities	1,033,538	—	1,033,538
Effect of exchange rate changes on cash	(25,790)	—	(25,790)
Net Change in Cash During Period	$299	$—	$299

During the nine months ended September 30, 2024 and 2023, cash flows used in operating activities were $995,299and $0, respectively. For the nine months ended September 30, 2024, the largest items in net cash flows used in operating activities consisted of a net loss of $90,337,183, stock-based compensation of $88,268,546, impairment of inventory of $610,884, impairment loss on fixed assets- acquisition Ember Pharms (Pty) Ltd,of $834,611, a decrease in inventory of $610,884, and an increase in accounts payable and accrued liabilities of $240,434. For the nine months ended September 30, 2023, net cash flows used in operating activities consisted of a net loss of $7,212, an increase in imputed interest of $903, and an increase in accounts payable and accrued interest of $6,309.

During the nine months ended September 30, 2024 and 2023, cash flows used in investing activities were $12,150 and $0, respectively. For the nine months ended September 30, 2024, net cash flows used in investing activities consisted of the acquisition of Ember Pharms (Pty) Ltd of $5,615 and purchases of property and equipment of $17,765.

During the nine months ended September 30, 2024 and 2023, cash flows provided by financing activities were $1,033,538 and $0, respectively. For the nine months ended September 30, 2024, net cash flows provided by financing activities consisted of proceeds from related parties of $1,033,538, repayment of related party loans of $534,868 and proceeds from common stock to be issued of $534,868.

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

Off Balance Sheet Arrangements

None.

Subsequent Events

Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent events:

1.	In February 2024, the Company entered into a joint venture agreement with Canna Capital Plc, a company registered under the laws of England and Wales to form a joint venture which shall be the exclusive supplier of Flower Biomass to Crop Circle Pharmacy in the United Kingdom. On November 27, 2024, the Company’s Board of Directors approved a discontinuation of the joint venture.

2.	On October 4, 2024, the Company paid $10,000 to the U.S. Securities and Exchange Commission, a judgment creditor of the holder of the promissory note described in Note 8 above, as full payment against this obligation.

3.	On November 8, 2024, the Company amended its share purchase agreement with the shareholders of WLR Farming (Pty) Ltd. The purchase price was amended to require a payment of $60,812 (GBP 50,000) in cash, together with the issuance of an aggregate of 1,250,000 shares of common stock, inclusive of the 500,000 shares issued on March 5, 2024. The cash payment obligation was satisfied on November 11, 2024. The remaining share payment obligation was satisfied on January 6, 2025.

4.	On December 8, 2024, The Company amended its Deed of Sale, dated May 11, 2023, to require, in lieu of cash, a payment of $378,954 (ZAR 6,900,000), payable in shares of the Company’s common stock. Accordingly, on January 28, 2025, the Company issued the vendor to the Deed of Sale an aggregate of 375,000 shares of common stock in full satisfaction thereof.

5.	On December 12, 2024, the Company covered the loss under the insurance policy, and obtained insurance proceeds of $89,117.

6.	On January 28, 2025, the Company issued an aggregate of 7,500,000 shares of common stock to two consultants of the Company in connection with the Incentive Plan described in Note 12 above.

7.	On May 22, 2025, the Company’s Board of Directors approved following:

•	An offering of 2- and 3-year senior secured convertible promissory notes of up to $10,000,000 in the aggregate (the “Note Offering” and the promissory notes issued in connection therewith, the “Notes”);

•	A Custodian Agreement, wherein the Company issued 20,000,000 shares to the custodian to hold in trust as partial security for the repayment of the Notes;

•	A consulting agreement for banking, finance, capital formation, mergers, acquisition and general corporate advisory services in exchange for monthly compensation of $100,000;

•	Consulting agreements with three advisors in connection with business development, valuation, global mergers and acquisitions, financial modelling services in exchange for the issuance of an aggregate of 1,348,000 shares of common stock; and

•	The award of 5,000,000 shares of common stock to two of the Company’s corporate advisory and operations consultants pursuant to the Company’s 2024 Equity Incentive Plan.

8.	In connection with the Note Offering, during the second and third quarters of 2025, the Company issued Notes to various non-U.S. investors in the aggregate principal amount of $475,850.

9.	On June 23, 2025, the Company and Ember Pharms (Pty) Ltd., its wholly-owned subsidiary, entered into a Deed of Settlement with Vertical Up Manufacturing (Pty) Ltd. (“Vertical Up) concerning a lawsuit filed by Vertical Up in the High Court of South Africa, Free State Division, Bloemfontein. The Deed of Settlement required that the Company vacate the premises and make a series of installment payments to Vertical Up totaling ZAR 2,758,500 in the aggregate, which payments may be offset from Vertical Up’s sale of cannabis inventory on the premises. Pursuant to the terms of the Deed of Settlement, the first installment payment of ZAR 500,000 was made on June 27, 2025.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Based upon our evaluation of internal controls, our CEO and CFO determined that (i) we have a material weakness over our entity level control environment as of September 30, 2024 and (ii) our internal control over financial reporting was not effective as of September 30, 2024, inasmuch as we were not able to timely file our quarterly and annual reports as required under the Securities Exchange Act of 1934.

Part II. Other Information

Item 1.	Legal Proceedings

On May 12, 2025 Vertical Up Manufacturing (Pty) Ltd (“Vertical Up”), the owner of certain real property that the Company has utilized for its cannabis cultivation business, filed a lawsuit, Case No. 2242/2025, against the Company and Ember Pharms (Pty) Ltd., its wholly-owned subsidiary, in the High Court of South Africa, Free State Division, Bloemfontein. The petition sought damages for unpaid rent and utilities, damage to the property, and restitution of insurance proceeds totaling an aggregate of ZAR 6,068,434, plus ZAR 130,000 per month until the premises were vacated by the defendants. The Company engaged Hill, McHardy & Herbst Inc. to defend its interests in the lawsuit. On June 23, 2025, the parties entered into a Deed of Settlement of the lawsuit which required that the Company vacate the premises and make a series of installment payments to Vertical Up totaling ZAR 2,758,500 in the aggregate, which payments may be offset from Vertical Up’s sale of cannabis inventory on the premises. Pursuant to the terms of the Deed of Settlement, the first installment payment of ZAR 500,000 was made on June 27, 2025.

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

In connection with the Incentive Plan, during the nine months ended September 30, 2024, the Company issued an aggregate of 305,082,998 shares of restricted common stock to directors, officers, employees, and consultants of the Company. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its shares of common stock in connection with the Incentive Plan was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

In connection with the agreement by the Company to acquire all of the share capital of WLR Farming (Pty) Ltd. as described above (“WLR”), during the nine months ended September 30, 2024, the Company issued an aggregate of 500,000 shares of restricted common stock to the shareholders of WLR as a partial payment toward this obligation. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of its shares of common stock in connection with the agreement with the shareholders of WLR was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

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

Dated: July 29, 2025

CRUCIAL INNOVATIONS CORP.

CRUCIAL INNOVATIONS CORP.

/s/ Jon-Paul Doran
Jon-Paul Doran
Chief Executive Officer

CRUCIAL INNOVATIONS CORP.

/s/ Darlington Mazvidza
Darlington Mazvidza
Chief Financial Officer

