Form 10-K
period 2024-12-31
Crucial Innovations, Corp.
filed 2025-08-14
CIK 1766016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

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

There were 381,320,798 shares of the registrant’s common stock, $0.001 par value, outstanding as of December 31, 2024, and 418,694,150 shares of the registrant’s common stock outstanding as of August 14, 2025.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐

2

EXPLANATORY NOTE

The following Annual Report on Form 10-K (“10-K”) for Crucial Innovations Corp. (“CINV” or the “Company”) for the year ended December 31, 2024 presents the Company and its results of operations for the periods indicated therein.

Except as specifically designated herein, this 10-K does not reflect events occurring after December 31, 2024 and the Company has not otherwise updated disclosures contained herein to reflect events that occurred at a later date.

PART I

Item 1. Business

The Company

Crucial Innovations Corp. (collectively with our subsidiary, “we,” “us,” “our,” “CINV” or the “Company”), a Nevada corporation, was formed on February 28, 2018. We were initially engaged in the business of English language tutoring over the Internet. However, we were not able to execute our original business plan, develop significant operations or achieve commercial sales. During 2023, we determined to change our business to become a supplier and distributor of medical cannabis in Europe.

Our principal office is located at 86-90 Paul Street, London EC2A 4NE United Kingdom, and our telephone number is +44 (0) 203 148 1452. Our corporate website is located at www.cinvcorp.com, although it does not constitute a part of this Annual Report. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission (“SEC”). Our shares have previously traded on the OTC Markets expert trading platform under the symbol ‘CINV’. Following the filing of this annual report on Form 10-K and other reports as required by the SEC, we intend to re-apply to OTC Markets to resume trading in our shares, although we may be assigned a different trading symbol at such time.

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

Transfer and Disbursing Agent

We employ Colonial Stock Transfer Company as our transfer agent to record transfers of our shares, maintain proxy records and to process distributions. The principal business office of our transfer agent is 7840 S. 700 E., Sandy, UT 84070.

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

If our shares are able to resume trading, we could experience higher trading volumes and volatility in the future. This volatility may affect the price at which you could sell our common stock and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. If our stock resumes trading on OTC Markets or other trading platform, it could experience significant price swings. This volatility may affect the price at which you could sell our common stock, and the sale of substantial amounts of our common stock could adversely affect the price of our common stock. Our share price is expected to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including the other factors discussed in “Risks Related to our Business and Industry” variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

Risks Related to Our Business and Industry

We are an early-stage company with limited operating history and may never become profitable. We are an early-stage company that seeks to operate in the medical cannabis market in the United Kingdom and Europe. Nevertheless, we have a limited operating history. We have limited financial resources and minimal operating cash flow. Additionally, there can be no assurance that additional funding will be available to us for the development of our business, which will require the commitment of substantial resources. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we may be unable to:

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our operations and other aspects of our bus

iness rely heavily on various information technology systems which are largely managed by third parties. We face significant cybersecurity threats, which are continuously increasing in sophistication, including computer viruses, internal and external security breaches, and other cyber-attacks. These threats could disrupt our operations, lead to the loss of confidential information, and hinder our ability to accurately report our financial results in a timely manner. We have adopted a Cybersecurity Policy to create effective administrative, technical, electronic, and physical protections to safeguard the personal information of Company personnel, confidential information concerning our operations and the integrity of the Company’s information systems.

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

South Africa. In May 2023, we entered into an agreement to lease, at our option, a 17,000 square meter property in South Africa on 1.572 hectares of land where we intend to cultivate, harvest, and process medical cannabis products. Commencing June 30, 2023, we had the right to occupy the property for a monthly lease payment of Five Thousand Great Britain Pounds Sterling (GBP 5,000). We commenced occupancy of the property in September 2023 and vacated the property on June 12, 2025 (see Legal Proceedings in Item 3 below).

Given the availability of agricultural sites and commercial vacancies in other regions in which we expect to operate, we do not expect to incur difficulty procuring additional farming, production, or office facilities.

Item 3. Legal Proceedings

On May 12, 2025 Vertical Up Manufacturing (Pty) Ltd (“Vertical Up”), the owner of certain real property that the Company has utilized for its cannabis cultivation business, filed a lawsuit, Case No. 2242/2025, against the Company and Ember Pharms (Pty) Ltd., its wholly-owned subsidiary, in the High Court of South Africa, Free State Division, Bloemfontein. The petition seeks damages for unpaid rent and utilities, damage to the property, and restitution of insurance proceeds totaling an aggregate of ZAR 6,068,434, plus ZAR 130,000 per month until the premises are vacated by the defendants. The Company has engaged Hill, McHardy & Herbst Inc. to defend its interests in the lawsuit. As of June 18, 2025, Vertical Up has proposed a settlement of the lawsuit which requires that the Company vacate the premises and make a series of installment payments to Vertical Up totaling ZAR 2,758,500 in the aggregate, which payments may be offset from Vertical Up’s sale of cannabis inventory on the premises. Pursuant to the terms of the Deed of Settlement, the first installment payment of ZAR 500,000 was made on June 27, 2025.

While we are not currently subject to any other legal proceedings, from time to time, the Company may become a party to certain proceedings incidental to the normal course of our business. While the outcome of any potential legal proceedings cannot at this time be predicted with certainty, we do not expect that any such proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Presently, our common stock is not traded on any exchange or quotation medium. Previously, our common stock was listed on OTC Markets under the symbol “CINV”. We had an estimated 500 stockholders as of August 14, 2025, 382 of whom were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Crucial Innovations Corp. (collectively with our subsidiary, “we,” “us,” “our,” “CINV” or the “Company”), a Nevada corporation, was formed on February 28, 2018. We were initially engaged in the business of English language tutoring over the Internet. However, we were not able to execute our original business plan, develop significant operations or achieve commercial sales. During 2023, we determined to change our business to become a supplier and distributor of medical cannabis in Europe.

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

Acquisition of Ember Pharms

On May 8, 2023, the Company entered into an agreement to acquire all of the share capital of Ember Pharms (Pty) Ltd (previously known as WLR Farming (Pty) Ltd.), a company organized under the laws of South Africa and a licensed grower and exporter of medical cannabis (hereinafter, “Ember Pharms”), in exchange for (i) Six Million South Africa Rand (ZAR 6,000,000) which amount was intended to be paid over twelve months from the date of agreement, and (ii) 500,000 shares of our common stock. On March 5, 2024, we issued the owners of Ember Pharms an aggregate of 500,000 shares of our common stock. On November 8, 2024, this agreement was amended to provide for the payment of Fifty Thousand Pounds in cash, together with the issuance of an aggregate of 1.25 million shares of common stock, inclusive of the 500,000 shares issued in March 2024. The cash payment obligation was satisfied on November 11, 2024.

On May 11, 2023, the Company signed an agreement to to lease, at its option, 1.5782 hectares of land in South Africa for the purpose of growing and cultivating medical cannabis in exchange for a commitment to pay Six Million South Africa Rand (ZAR 6,000,000). The Company has the right to occupy the property commencing June 30, 2023 by paying a monthly lease payment of Five Thousand Great Britain Pounds Sterling (GBP 5,000). The Company commenced occupancy of the property in September 2023 and vacated the property on _____________ pursuant to a settlement agreement with the landowner (see Legal Proceedings in Item 3 above).

Results of Operations

Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023

The Company’s results from operations for the years ended December 31, 2024 and 2023 and the changes between those periods for the respective items are summarized as follows:

		Years Ended December 31,

	2024	2023	Change ($)
Revenues	$–	$–	$–
Operating expenses	91,126,809	38,090	91,088,719
Other income (expenses)	21,271	(1,528)	22,799
Net loss	$91,105,538	$39,618	$91,065,920

The Company generated no revenues for the years ended December 31, 2024 and 2023. Operating expenses consist primarily of stock-based compensation. During the year ended December 31, 2024, the Company issued 305,082,998 shares under the Company’s 2024 Equity Incentive Plan. 110,345,637 shares of common stock were issued to the Company’s CFO, director and non- executive board members, valued at $30,014,014. 194,737,361 Shares of common stock were issued for professional fees, valued at $52,968,562. The Company also incurred $5,383,859 in marketing costs. On May 24, 2024, the Company entered into an agreement with a musician and entertainer to endorse and promote the Company’s business and the Company recorded marketing expense of $5,285,970. In consideration for services provided by the entertainer, the Company granted a 10-year stock purchase option to acquire 20,000,000 shares of common stock, at an exercise price of $0.01 per share. The option is vested as of the grant date, and may be exercised in whole or in part, at any time. During year ended December 31,2024, the Company recognized acquisition cost of Ember Pharms (Pty) Ltd, of $834,611.

Other income was $21,271 during the year ended December 31, 2024 compared to other expenses of $1,528 during the year ended December 31, 2023. During the year ended December 31, 2024 the Company recognized $28,468 as interest on Related Party payables as well as a gain on insurance claim in the amount of $49,739. During the year ended December 31, 2023 the Company recognized $1,528 in interest on a convertible note.

Our financial statements report a net loss of $91,105,538 for the year ended December 31, 2024 compared to a net loss of $39,618 for the year ended December 31, 2023.

Liquidity and Capital Resources

The following tables provides selected financial data about our company as of December 31, 2024 and 2023, respectively.

Working Capital

	December 31,	December 31,
	2024	2023	Change ($)
Cash	$52,668	$–	$52,668
Current assets	68,285	–	68,285
Current liabilities	(1,871,473)	(114,087)	(1,757,386)
Working capital (Deficiency)	$(1,803,188)	$(114,087)	$(1,689,101)

As of December 31, 2024 and 2023, our current assets were $68,285 and $0, respectively. As of December 31, 2024, our current liabilities were $1,871,473 compared to $114,087 as of December 31, 2023. Our working capital deficiency was $1,343,895 as of December 31, 2024 compared to a working capital deficiency of $114,087 as of December 31, 2023. The increase in working capital deficiency was primarily the result of an increase in accounts payable and accrued liabilities as well as an increase in amounts due to related parties.

Cash Flows

		Years Ended December 31,

	2024	2023	Change ($)
Cash flows used in operating activities	$(1,190,501)	$(31,359)	$(1,159,142)
Cash flows used in investing activities	(12,981)	–	(12,981)
Cash flows provided by financing activities	1,223,166	31,359	1,191,807
Effect of exchange rate changes on cash	32,984	–	–
Net change in cash during the period	$52,668	$–	$52,668

During the years ended December 31, 2024 and 2023, cash flows used in operating activities were $1,190,501 and $31,359, respectively. For the year ended December 31, 2024, the largest items in net cash flows used in operating activities consisted of a net loss of $91,105,538, stock-based compensation of $88,268,546, impairment of inventory of $648,388, acquisition costs of $834,611, a decrease in inventory of $648,388, and an increase in accounts payable and accrued liabilities of $349,529. For the year ended December 31, 2023, net cash flows used in operating activities consisted of a net loss of $39,618, an increase in imputed interest of $1,528, and an increase in accounts payable and accrued interest of $6,136.

During the years ended December 31, 2024 and 2023, cash flows used in investing activities were $12,981 and $0, respectively. For the year ended December 31, 2024, net cash flows used in investing activities consisted of the acquisition of Ember Pharms (Pty) Ltd of $5,615 and purchases of property and equipment of $18,596.

During the years ended December 31, 2024 and 2023, cash flows provided by financing activities were $1,223,166 and $31,359, respectively. For the year ended December 31, 2024, net cash flows provided by financing activities consisted of proceeds from related parties of $1,233,167, repayment of related party loans of $719,887, proceeds from common stock for stock subscriptions of $719,886 and repayment of convertible note of $10,000.

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

Off Balance Sheet Arrangements

None.

Subsequent Events

Our Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent events:

On January 6, 2025, the Company issued an aggregate of 2,021,096 shares of common stock as follows:

•	1,271,096 shares of common stock were issued in connection with subscriptions received from investors during the fourth quarter of 2024; and

•	750,000 shares of common stock were issued to the former owners of Ember Pharms.

On January 28, 2025, the Company issued an aggregate of 7,875,000 shares of common stock as follows:

•	7,500,000 shares were issued two consultants of the Company in connection with the Company’s 2024 Equity Incentive Plan; and

•	375,000 shares were issued to Vertical Up Manufacturing (Pty) Ltd, the owner of land formerly used by Ember Pharms in South Africa.

On May 22, 2025, the Company’s Board of Directors approved following:

•	An offering of 2- and 3-year senior secured convertible promissory notes of up to $10,000,000 in the aggregate (the “Note Offering” and the promissory notes issued in connection therewith, the “Notes”);
•	A Custodian Agreement, wherein the Company issued 20,000,000 shares to the custodian to hold in trust as partial security for the repayment of the Notes;
•	A consulting agreement for banking, finance, capital formation, mergers, acquisition and general corporate advisory services in exchange for monthly compensation of $100,000;
•	Consulting agreements with three advisors in connection with business development, valuation, global mergers and acquisitions, financial modelling services in exchange for the issuance of an aggregate of 1,348,000 shares of common stock; and
•	The award of 5,000,000 shares of common stock to two of the Company’s corporate advisory and operations consultants pursuant to the Company’s 2024 Equity Incentive Plan.

In connection with the Note Offering, the Company issued Notes to various non-U.S. investors in the aggregate principal amount of $475,850.

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

On July 18, 2025, the Company issued an aggregate of 27,477,256 shares of common stock as follows:

•	129,256 shares of common stock were issued to an investor in connection with a subscription for common stock received by the Company in June 2024;

•	2,348,000 shares of common stock were issued to four advisors in connection with business development, valuation, global mergers and acquisitions, financial modelling services;

•	20,000,000 shares were issued to a custodian to be held as partial security in connection with the Company’s offering of senior secured convertible promissory notes which commenced in the second quarter of 2025; and

•	5,000,000 shares of common stock to two of the Company’s corporate advisory and operations consultants pursuant to the Company’s 2024 Equity Incentive Plan.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Crucial Innovations Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Crucial Innovations Corp. and its subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively, "the consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, as of December 31, 2024, the Company had an accumulated deficit of $91,302,923 and a net loss of $91,105,538 for the year ended December 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s Management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by Management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As discussed in the Note 12 of the consolidated financial statements, on February 26, 2024, the Company’s Board of Directors adopted the Incentive Plan, to promote the interests of the Company by encouraging directors, officers, employees, and consultants of the Company to develop a long-term interest in the Company, align their interests with that of stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The maximum number of shares of common stock that are subject to awards granted under the Incentive Plan is 350,000,000 shares. As of December 31, 2024, 305,082,998 shares had been granted, and 44,917,002 shares were available to be issued under the Incentive Plan. The Company has recognised an expense of $30,014,014 in respect of 110,345,637 shares issued for Management fees and $52,968,562 in respect of 194,737,361 shares issued for Professional fees. Also, on May 24, 2024, the Company entered into an agreement with a musician and entertainer to endorse and promote the Company’s business and the Company recorded marketing expense of $5,285,970 for granting stock purchase option of 20,000,000 shares of common stock.

The principal considerations for our determination that performing procedures relating to the Management's assessment of recognizing such expenses is a critical audit matter (i) involved significant judgment by Management in determining the valuation of shares/options; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating Management's significant assumptions/judgements related to estimation of the fair value of shares issued and options granted/vested.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures include (i) Discussing with Management the rationale for using the weighted average price of shares issued as the basis for the fair value of shares; (ii) Understanding the terms of the agreement entered with the parties; (iii) Evaluating the reasonableness of significant judgments made by Management in respect of the number of shares issued and the price at which these shares were issued, as well as the recognition of the related expense; (iv) Obtaining confirmations from the parties on test basis regarding the scope and timing of services provided by them to the Company; (v) Evaluating the significant assumptions used by Management to calculate the fair value of stock options granted/vested.

 /s/ Mercurius & Associates LLP

Mercurius & Associates LLP

We have served as the Company’s auditor since 2025.

New Delhi, India

Date: August 14, 2025

New York Office:

805 Third Avenue

New York, NY 10022

212.838.5100

www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Crucial Innovations Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Crucial Innovations Corp. (the Company) as of December 31, 2023 and the related statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, NY

December 5, 2024

We have served as the Company’s auditor since 2024. In 2025, we became the predecessor auditor.

New York, NY Washington DC Mumbai & Pune, India San Francisco, CA

Houston, TX Boca Raton, FL Las Vegas, NV Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$52,668	$—
VAT receivable	15,605	—
Prepaid expenses	12	—
Total Current Assets	68,285	—

Property and equipment, net	23,306	—
Right-of-use asset	—	67,634
Total Assets	$91,591	$67,634

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$784,788	$9,670
Contract advances	33,942	—
Convertible note and accrued interest	—	10,000
Lease liability	—	68,229
Due to related parties	1,052,743	26,188
Total Current Liabilities	1,871,473	114,087

Total Liabilities	1,871,473	114,087

Commitments and contingencies	—	—

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.001 par value, no shares issued and outstanding	—	—
Common stock: 500,000,000 authorized; par value of $0.001, 381,320,798 shares and 74,417,002 shares issued and outstanding, respectively	381,321	74,417
Additional paid-in capital	89,117,267	76,515
Accumulated deficit	(91,302,923)	(197,385)
Accumulated other comprehensive income	24,453	—
Total Stockholders' Deficit	(1,779,882)	(46,453)
Total Liabilities and Stockholders' Deficit	$91,591	$67,634

The accompanying notes are an integral part of these audited consolidated financial statements

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the
	Years Ended
	December 31,
	2024	2023

Revenues	$—	$—

Operating expenses
Management fees	30,014,014	—
Professional fees	53,636,006	1,686
Marketing	5,383,859	—
Impairment of inventory	648,388	—
Impairment loss on fixed assets - acquisition of Ember Pharms (Pty) Ltd	834,611	—
Loss on acquisition of land	365,543	—
General and administrative expenses	244,388	36,404
Total operating expenses	91,126,809	38,090

Loss from operations	(91,126,809)	(38,090)

Other Income (Expense)
Interest expense	(28,468)	(1,528)
Gain on Insurance claim	49,739	—
Total other income (expenses)	21,271	(1,528)

Net loss before taxes	(91,105,538)	(39,618)
Provision for income taxes	—	—
Net loss	$(91,105,538)	$(39,618)

Other comprehensive income (loss)
Foreign currency adjustment	24,453	—

Total comprehensive loss	$(91,081,085)	$(39,618)

Basic and diluted loss per common share	$(0.28)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	328,977,839	74,417,002

The accompanying notes are an integral part of these audited consolidated financial statements.

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATE STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2024, and 2023

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Deficit

Balance, December 31, 2022	74,417,002	74,417	43,628	(157,767)	—	(39,722)
Contributions - related party	—	—	31,359	—	—	31,359
Imputed interest on related party loans	—	—	1,528	—	—	1,528
Net loss	—	—	—	(39,618)	—	(39,618)
Balance, December 31, 2023	74,417,002	$74,417	$76,515	$(197,385)	$—	$(46,453)
Common stock issued for management fees	110,345,637	110,346	29,903,668	—	—	30,014,014
Common stock issued for services	194,737,361	194,737	52,773,825	—	—	52,968,562
Imputed interest on related party loans	—	—	28,355	—	—	28,355
Stock purchase option granted for services	—	—	5,285,970	—	—	5,285,970
Common stock payable for acquisition of Ember Pharms (Pty) Ltd.	—	—	194,869	—	—	194,869
Stock subscriptions for common stock	—	—	719.886	—	—	719,886
Common stock issued for stock subscription	1,320,798	1,321	(1,321)	—	—	-
Common stock issued for acquisition of Ember Pharms (Pty) Ltd,	500,000	500	135,500	—	—	136,000
Foreign currency translation adjustments	—	—	—	—	24,453	24,453
Net loss	—	—	—	(91,105,538)	—	(91,105,538)
Balance, December 31, 2024	381,320,798	$381,321	$89,117,267	$(91,302,923)	$24,453	$(1,779,882)

The accompanying notes are an integral part of these audited consolidated financial statements.

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONSOLIDATE STATEMENTS OF CASH FLOWS

	For the
	Years Ended
	December 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(91,105,538)	$(39,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	28,355	1,528
Stock-based compensation	58,254,532	—
Stock-based compensation - related parties	30,014,014	—
Depreciation	7,885	—
Impairment of inventory	648,388	—
Impairment loss on fixed assets	38,659	—
Acquisition cost of Ember Pharms (Pty) Ltd.	834,611	—
Loss on acquisition of land	365,543	—
Changes in operating assets and liabilities:
VAT receivable	(11,426)	—
Prepaid expenses	(12)	—
Inventory	(648,388)	—
Contract advances	33,942	—
Accounts payable and accrued liabilities	349,529	6,136
Change in right-of-use asset and lease liability	(595)	595
Net Cash Used in Operating Activities	(1,190,501)	(31,359)

Cash Flows from Investing Activities:
Acquisition of Ember Pharms (Pty) Ltd	5,615	—
Purchases of property and equipment	(18,596)	—
Net Cash Used in Investing Activities	(12,981)	—

Cash Flows from Financing Activities:
Advances from related parties	1,233,167	31,359
Repayment of related party loans	(719,887)	—
Proceeds from common stock for stock subscription	719,886	—
Repayment convertible note	(10,000)	—
Net Cash Provided by Financing Activities	1,223,166	31,359

Effect of exchange rate changes on cash	32,984	—

Net change in cash	52,668	—
Cash, beginning of period	—	—
Cash, end of period	$52,668	$—

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activity
Common stock issued for acquisition Ember Pharms (Pty) Ltd.	$330,869	$—
Recognition of right of use asset and lease liability	$—	$91,286

The accompanying notes are an integral part of these audited consolidated financial statements.

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

On January 20, 2024, the Company entered into a distribution and service agreement with U Mir Pharma Limited, a company formed under the laws of England & Wales, doing business in the United Kingdom as Inspire Pharmacy (hereafter, “Inspire”). Inspire is a licensed pharmacy that is able to sell and distribute medical cannabis to qualified patients. The distribution and service agreement with Inspire was superseded by a joint venture agreement between the Company and Inspire which was entered into in May 2024. The joint venture was intended to be operated through a company jointly owned by the Company and Inspire. Accordingly, on March 25, 2024, the Company formed Crop Circle Dispensary Limited under the laws of England and Wales (hereafter, “Crop Circle”). The share capital of Crop Circle is allocated as to 92.5% to the Company and 7.5% to Inspire. Crop Circle is included in the consolidation of the Company even though it did not have any business transactions since inception through December 31, 2024.

On April 8, 2024, the Company entered into a cultivation and supply agreement with Tomanic Trading (Pty) Ltd, a supplier in South Africa. The supplier is a licensed cultivator and manufacturer of medical cannabis.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Crucial Innovation Corp. and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had cash of $52,668 and $0, at December 31, 2024, and 2023, respectively.

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

Business Combinations

Business combinations are recorded using the acquisition method of accounting. The purchase price of the acquisition is allocated to the tangible assets, liabilities, identifiable intangible assets acquired and non-controlling interest, if any, based on their estimated fair values as of the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses are expensed as incurred. Consideration transferred in a business acquisition is measured at the fair value as of the date of acquisition. Transaction costs directly attributable to the acquisition are expensed as incurred.

Assets Acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transactions should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the requirements of a business in which case the transaction is accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date, and that the fair value of acquired intangibles be recorded on the balance sheet. If the transaction is accounted for under the acquisition method of accounting, the Company expenses the transaction costs as incurred, and any excess of the purchase price over the assigned fair value of the net assets acquired is recorded as goodwill. In connection with acquisitions, contingent consideration can be earned by the sellers upon completion of certain future performance milestones. In these cases, a liability is recorded on the acquisition date, as a component of accrued liabilities and/or other long-term liabilities, for an estimate of the acquisition date fair value of the contingent consideration.

The Company accounts for an asset acquisition under ASC, Business Combinations Topic 805, which requires the acquiring entity in an asset acquisition to recognize net assets based on the cost to the acquiring entity on a relative fair value basis, which includes transaction costs in addition to consideration paid. Goodwill is not recognized in an asset acquisition, and excess consideration transferred over the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on relative fair values. Contingent consideration payments in asset acquisitions are recognized when the contingency is resolved and the consideration is paid or becomes payable (unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the basis in the asset acquired). Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.

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

Share-Based Compensation

The Company accounts for employee and non-employee stock awards under ASC 718, “Compensation – Stock Compensation,” whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to nonemployees are recorded based on the fair value of the services received or the fair value of the equity instrument, whichever is more reliably measurable. Equity grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

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

Segment Information

Our Chief Executive Officer (“CEO”) is the chief operating decision maker who reviews consolidated financial information for purposes of allocating resources and evaluating financial performance. Accordingly, we determined we operate in a single reporting segment.

Our CEO assesses performance and decides how to allocate resources primarily based on net income, which is reported on our Consolidated Statements of Operations. Total assets on the Balance Sheets represent our segment assets.

 Recent accounting pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires additional disclosures around significant segment expenses and disclosures to identify the title and position of the chief operating decision maker (“CODM”). ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023. The Company does not expect this update to have a material impact on its financial statements.

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

Leases

ASC 842 supersedes the lease requirements in ASC 840 “Leases” and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

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

During the years ended December 31, 2024, and 2023, the Company’s lease agreement was for occupancy of land and it is accounted for as operating leases. As of December 31,2024, the lease agreement was terminated.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2024, the Company had an accumulated deficit of $91,302,923, a net loss of $91,105,538 for the year ended December 31, 2024, and has not earned any revenues since inception. The Company intends to fund operations through equity financing arrangements and related party advances, all of which may be insufficient to fund its capital expenditures, working capital and other cash requirements.

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

We examined other contemporaneous transactions involving our common stock with unaffiliated third parties as fair value indicators for the shares issued to the owners of WLR during the year 2024 and subsequent thereto. During the first quarter of 2024, we commenced a private offering of our common stock at a weighted average price of $0.272 per share. We applied this price and determined the fair value of the 500,000 shares issued to the owners of WLR during the first quarter of 2024 to be $136,000. We continued our private offering during the second quarter of 2024 at an average price of $0.26 per share. We applied this price and determined the fair value of the 750,000 shares issued to the owners of WLR for $194,869.

NOTE 5 – INVENTORY

As of December 31, 2024, and 2023, inventory consisted of the following:

	December 31,	December 31,
	2024	2023
Raw material-Genetics	$555,820	$—
Labor cost	92,568	—
Total inventory cost	648,388	—
Impairment of inventory	(648,388)	—
	$—	$—

During the year ended December 31,2024, the Company fully impaired inventory of $648,388. Such inventory was disposed of as pharmaceutical waste during January 2025 due to the expiry of the product pending receipt of the required specialist distribution license.

NOTE 6 – PROPERTY AND EQUIPMENT

As of December 31, 2024, and 2023, the property and equipment consisted of the following:

	December 31,	December 31,
	2024	2023
Machinery and equipment	$16,786	$—
Vehicle	10,596	—
	27,382	—
Accumulated depreciation	(4,076)	—
Total property and equipment	$23,306	$—

During the years ended December 31, 2024 and 2023, the Company recorded depreciation expense of $7,885 and $0, and impairment loss of $38,659 and $0, respectively.

On September 25, 2024, a major storm destroyed the Company’s greenhouse. The greenhouse was a part of the Company’s property and equipment, acquired from WRL in April 2024, for growing our cultivation of genetics. The Company recognized a full impairment loss from the damage of $38,659, the carrying amount of our greenhouse.

On May 11, 2023, the Company entered into an agreement to occupy certain real property in South Africa which contains the operations of WLR, commencing June 1, 2023, by paying a monthly lease payment of $6,320 (GBP 5,000). The Company occupied the land starting September 1, 2023. On December 8, 2024, the lease was terminated, and the Company amended its Deed of Sale, dated May 11, 2023, to require, in lieu of cash, a payment of $365,543 (ZAR 6,900,000), payable in shares of the Company’s common stock at $0.50 per share. As of December 31, 2024, the Company could not settle its commitment to seller by issuing the stock. As of December 31, 2024, the Company recognized a liability and loss on land acquisition of $365,543. Accordingly, on January 28, 2025, the Company issued an aggregate of 375,000 shares of common stock to the seller.

NOTE 7 – INSURANCE CLAIM

On September 25, 2024, a major storm destroyed the Company’s greenhouse. Due to the nature of the damage, the company determined that the greenhouse was a total loss. The greenhouse and related upgrades had a net book value of $38,659. On December 12, 2024, the Company covered the loss under the insurance policy, obtained an insurance claim of $88,398, and recognized a gain on settlement of insurance claim of $49,739.

NOTE 8 – LEASE

The Company had the right to occupy certain real property in South Africa which contains the operations of WLR, commencing June 1, 2023, by paying a monthly lease payment of $6,320 (GBP 5,000). The Company occupied the land starting September 1, 2023, and recognized ROU assets and lease liabilities from this date.

On December 8, 2024, the lease was terminated, and the Company amended its Deed of Sale, dated May 11, 2023, to require, in lieu of cash, a payment of $365,543 (ZAR 6,900,000), payable in shares of the Company’s common stock at $0.50 per share.

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities as follows:

The components of lease expense were as follows:

	December 31,	December 31,
	2024	2023
Operating lease cost	$70,378	$24,751
Variable lease cost (foreign currency adjustment)	4,356	595
Total lease cost	$74,734	$25,346

Supplemental cash flow information related to leases was as follows:

Cash paid for operating cash flows from operating leases	$74,734	$24,751
Right -of-use assets obtained upon acquisition -September 1, 2023	$91,286	$91,286

Supplemental balance sheet information related to leases was as follows:

Weighted-average discount rate — operating leases	6.25%	6.25
Weighted-average remaining lease term - operating lease (months)	—	0.92

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31
	2024	2023
Operating lease right-of-use asset	$—	$67,634

	December 31,	December 31
	2024	2023
Operating lease liabilities:
Current portion	$—	$68,229
Non-current portion	—	—
	$—	$68,229

NOTE 9 – CONVERTIBLE NOTE

On April 14, 2021, the Company issued a convertible note with a conversion price equal to a 60% discount on the market price to pay operating expenses of $6,480. On October 4, 2024, the Company paid $10,000 to the SEC, a judgment creditor of the holder of the promissory note described in the preceding paragraph, as full payment against this obligation. As of December 31, 2024, and 2023, the Company had a convertible note of $0 and $6,480, accrued interest of $0 and $3,520 for an aggregate of $0 and $10,000, respectively.

On October 4, 2024, the Company paid $10,000 to the SEC, a judgment creditor of the holder of the promissory note described in the preceding paragraph, as full payment against this obligation.

NOTE 10 – RELATED PARTY TRANSACTIONS

The related parties that had material transactions for the years ended December 31, 2024, and 2023, consist of the following:

Related Party	Nature of Relationship to the Company

A	Chief Executive Officer
B	President, Chief Operating Officer
C	Chief Financial Officer
D	A UK company owned by related party A (JPD Capital)
E	Shareholders and non-executive members of Board
F	A UK company owned by related party A ( Eco-Equity Ltd)

As of December 31, 2024, and 2023, amounts owing to related parties consists as follows:

		December 31	December 31
	Related Party	2024	2023
Timothy Ambrose	B	$27,688	S	8,688
JPD Capital	D	1,025,055		17,500
		$1,052,743		$26,188

The amounts owing to related parties are unsecured, non-interest bearing and due on demand.

For the years ended December 31, 2024, and 2023, advances to related parties and their nature consists of:

	For the
	Years Ended
	December 31,
Related Party	2024	2023	Nature of transaction	Financial Statement Line Item
A	$18,750	$-	Accrued management fees	General and administrative expenses,
A	$-	$31,359	Cash paid for operating expenses on behalf of the Company	General and administrative expenses, Professional fees
B	$28,733,134	$-	105,636,521 shares of common stock issued for compensation	Management fees
B	$18,750	$-	Accrued management fees	General and administrative expenses
B	$774	$457	Imputed interest	Interest expenses
B	$19,000	$-	Cash paid for operating expenses on behalf of the Company	Professional fees
C	$1,046,467	$-	3,847,304 shares of common stock issued for compensation	Management fees
C	$26,131	$-	Cash paid for management fees	General and administrative expenses
D	$506,216	$-	Cash paid to Ember Pharm (Pty) Ltd	Due to related party
D	$321,368	$-	Cash paid for operating expenses on behalf of the Company	General and administrative expenses, Professional fees and management fees
D	$406,660	$-	Acquired Genetics	Inventory
D	$719,887	$-	Repayment due to related party D	Due to related party
D	$27,467	$1,071	Imputed interest	Interest expenses
E	$234,413	$-	861,812 shares of common stock issued for compensation to our directors	Management fees

The following are the other related party transactions:

During the year ended December 31 2024, the Company entered into a distribution and service agreement with U Mir Pharma Limited, a company formed under the laws of England & Wales, doing business in the United Kingdom as Inspire Pharmacy (hereafter, “Inspire”). This agreement was superseded by a joint venture agreement with Inspire as described in Note 1 above. Inspire is owned and controlled by a director of the Company

NOTE 11 – ACCOUNTS PAYABLE, ACCRUED LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	December 31,	December 31,
	2024	2023
Accounts Payable	$155,377	$9,670
Accrued liabilities	628,043	—
Others payable	1,368	—
	$784,788	$9,670

NOTE 12 – STOCKHOLDER’ DEFICIT

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

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.001 per share. No preferred stock was issued or outstanding as of December 31, 2024, and 2023.

Common Stock

During the year ended December 31, 2024, par value of common stock was changed from $0.0001 per share to $0.001 per share.

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

During the year ended December 31, 2024, the Company issued 305,082,998 shares under the Company’s 2024 Equity Incentive Plan (“Incentive Plan”) as follows:

110,345,637 shares of common stock to the Company’s CFO, director and non-executive board members, valued at $30,014,014.

194,737,361 shares of common stock for services valued at $52,968,562.

 Also during the year ended December 31, 2024, the Company issued the following shares of common stock:

500,000 shares of common stock issued and 750,000 shares of common stock to be issued, valued at $330,869 in aggregate, to the shareholders of WLR Farming (Pty) Ltd (Note 1) in connection with the Company’s agreement to acquire the share capital of WLR.

During the year ended December 31, 2024, the Company received stock subscriptions for 1,400,352 shares of common stock , valued at $361,246 recorded to additional paid in capital.

As of December 31, 2024, and December 31, 2023, there were 381,320,798 and 74,417,002 shares of common stock issued and outstanding, respectively.

2024 Equity incentive plan

On February 26, 2024, the Company’s Board of Directors adopted the Incentive Plan, the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of CINV to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards. The maximum number of shares of our common stock that are subject to awards granted under the Incentive Plan is 350,000,000 shares. The term of the Incentive Plan will expire on February 25, 2034. Our Board of Directors, which serves as the administrator of the Incentive Plan, has granted awards under the Incentive Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 305,082,998 shares, all of which became fully-vested at the time of grant. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its shares of common stock in connection with the Incentive Plan was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933. As of December 31, 2024, 44,917,002 shares are available to be issued under the Incentive Plan.

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

The Company utilized the following assumptions:

2024
Estimated stock price	$0.27
Expected term	5 years
Expected average volatility	72%
Expected dividend yield	—
Risk-free interest rate	4.53%

A summary of activity of the stock purchase options during the year ended December 31, 2024, as follows:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2023	-	$-	-
Granted	20,000,000	0.01	10.00
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2024	20,000,000	$0.01	9.40

Exercisable options, December 31, 2024	20,000,000	$0.01	9.40

NOTE 13 – INCOME TAXES

The Company has not made provision for income taxes for the years ended December 31, 2024 and 2023 since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of December 31, 2024. The Company has incurred a net operating loss (NOL) of $988,450; the net operating loss carry forwards will begin to expire in varying amounts beginning with the year ended December 31, 2039, subject to its eligibility as determined by respective tax regulating authorities. NOLs generated in tax years prior to December 31, 2018, can be carryforward for twenty years, whereas NOLs generated after December 31, 2018, can be carryforward indefinitely. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code. U.S. Federal tax returns are closed by statute for years through 2015. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

Net deferred tax assets consist of the following components as of December 31, 2024, and 2023:

	December 31,	December 31
	2024	2023
Net loss for the year	$(988,450)	(39,618)
Effective tax rate	21%	21%
Tax Recovery	(207,575)	(8,320)
Less: valuation allowance	207,575	8,320
Net deferred asset	$—	$—

	December 31,	December 31
	2024	2023
Net Operating Loss carryforward	$249,023	$41,448
Less: Valuation allowance	(249,023)	(41,448)
Net deferred tax asset	$—	$—

Tax returns for the years ended 2018 to 2024, have not been filed by the Company, and are subject to review by the tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of the year ended December 31, 2024. The Company has not accrued interest or penalties associated with unrecognized tax liabilities.

NOTE 14 – COMMITMENTS

In January 2024, the Company entered into a strategic consulting agreement with a consultant to work alongside management teams to create value by commercializing business plans, optimizing financial and operational performance, making introductions, negotiating agreements, executing partnerships and formulating acquisition and exit strategies. The agreement, as amended, provides for a monthly fee of GBP 5,000 (approximately $6,320) per month and a one-time payment of 14,000,000 shares of our common stock. The agreement is for a free duration term, and the Company may terminate the consultancy at any time. During the year ended December 31, 2024, the Company issued 14,000,000 shares of common stock in satisfaction of this obligation, valued at $3,808,000.

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

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation unless noted below, no material events have occurred that require disclosure.

1.	On January 6, 2025, the Company issued an aggregate of 2,021,096 shares of common stock as follows:

•	1,271,096 shares of common stock were issued in connection with subscriptions received from investors during the fourth quarter of 2024; and

•	750,000 shares of common stock were issued to the former owners of Ember Pharms.

2.	On January 28, 2025, the Company issued an aggregate of 7,875,000 shares of common stock as follows:

•	7,500,000 shares were issued two consultants of the Company in connection with the Company’s 2024 Equity Incentive Plan; and

•	375,000 shares were issued to Vertical Up Manufacturing (Pty) Ltd, the owner of land formerly used by Ember Pharms in South Africa.

3.	On May 22, 2025, the Company’s Board of Directors approves following:

•	An offering of 2- and 3-year senior secured convertible promissory notes of up to $10,000,000 in the aggregate (the “Note Offering” and the promissory notes issued in connection therewith, the “Notes”);

•	A Custodian Agreement, wherein the Company issued 20,000,000 shares to the custodian to hold in trust as partial security for the repayment of the Notes;

•	A consulting agreement for banking, finance, capital formation, mergers, acquisition and general corporate advisory services in exchange for monthly compensation of $100,000;

•	Consulting agreements with three advisors in connection with business development, valuation, global mergers and acquisitions, financial modelling services in exchange for the issuance of an aggregate of 1,348,000 shares of common stock; and

•	The award of 5,000,000 shares of common stock to two of the Company’s corporate advisory and operations consultants pursuant to the Company’s 2024 Equity Incentive Plan.

4.	On June 23, 2025, the Company and Ember Pharms (Pty) Ltd., its wholly-owned subsidiary, entered into a Deed of Settlement with Vertical Up Manufacturing (Pty) Ltd. (“Vertical Up) concerning a lawsuit filed by Vertical Up in the High Court of South Africa, Free State Division, Bloemfontein. The Deed of Settlement required that the Company vacate the premises and make a series of installment payments to Vertical Up totaling ZAR 2,758,500 in the aggregate, which payments may be offset from Vertical Up’s sale of cannabis inventory on the premises. Pursuant to the terms of the Deed of Settlement, the first installment payment of ZAR 500,000 was made on June 27, 2025

In connection with the Note Offering, the Company issued Notes to various non-U.S. investors in the aggregate principal amount $475,850.

5.	On July 18, 2025, the Company issued an aggregate of 27,477,256 shares of common stock as follows:

•	129,256 shares of common stock were issued to an investor in connection with subscription for common stock received by the Company in June 2024;

•	2,348,000 shares of common stock were issued to four advisors in connection with business development, valuation, global mergers and acquisitions, financial modelling services;

•	20,000,000 shares were issued to a custodian to be held as partial security in connection with the Company’s offering of senior secured convertible promissory notes which commenced in the second quarter of 2025; and

•	5,000,000 shares of common stock to two of the Company’s corporate advisory and operations consultants pursuant to the Company’s 2024 Equity Incentive Plan.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2024. Our CEO and CFO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, a lack of a formal management review process over preparation of financial information, and a lack of adequate resources to ensure our filing requirements under the Exchange Act are satisfied. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported the following material weaknesses:

•	Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;
•	Our corporate governance responsibilities are performed by the Board of Directors, although we do have an audit committee, compensation committee and nominating and corporate governance committee. Our Board of Directors acts primarily by written consent without meetings which results in several of our corporate governance functions not being performed concurrent (or timely) with the underlying transactions, including evaluation of the application of accounting principles and disclosures relating to those transactions;
•	Certain reports that we prepare, and accounting and reporting conclusions reached in connection with the financial statement preparation process are not subjected to a formal review process that includes multiple levels of review and are not submitted timely to the Board of Directors for review or approval; and
•	Inability to dedicate sufficient resources to our accounting and reporting obligations to enable the Company to satisfy its reporting obligations under the Exchange Act.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table includes the name, age, and position of each person who served as a director or executive officer of the Company during 2024. The address of each of the persons in the table is c/o the Company at 86-90 Paul Street, London EC2A 4NE, United Kingdom.

Name	Age(1)	Position
Jon-Paul Doran(2)	37	CEO, Secretary, and Director

Timothy Ambrose(2)	44	President and Director

Darlington Mazvidza(2)	37	Chief Financial Officer

Richard Collins(3)	60	Director

Michael Davis(3)	61	Director

Usman Mir(3)	43	Director
(1)	As of December 31, 2024.
(2)	Appointed on October 17, 2021.
(3)	Appointed on February 29, 2024.

The following is a summary of the relevant backgrounds and business information concerning our directors and executive officers who served in 2024. Based upon the information below, the Company believes that Messrs. Doran and Ambrose each have the educational backgrounds and business and operational experiences that give each of them the qualifications and skills to serve as directors of the Company.

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

Timothy Ambrose – President, Chief Operating Officer, and Director

Mr. Ambrose serves as a director of the Company and as its President and Chief Operating Officer, having been appointed to these positions on October 17, 2021. A vastly experienced executive, Tim built his career from McKinsey to leadership roles at DMGT, Trinity Mirror PLC, and the Company’s entry into the medical cannabis market, helping to enhance global accessibility of high-quality medicinal cannabis for patients.

Darlington Mazvidza – Chief Financial Officer

Mr. Mazvidza serves as the Company’s Chief Financial Officer, having been appointed to this position on October 17, 2021. With over 16 years of experience as an accomplished finance and business leader, Darlington built his career from internal auditor at Trust Bank to completing his articles and embarking on a management consulting career, providing guidance to startups and leading turnarounds, before leveraging his entrepreneurial spirit to found a manufacturing company in Zimbabwe, developing a track record of building teams, optimizing processes, driving innovation, and delivering results.

Richard Collins – Director

Mr. Collins serves as an independent director of the Company. He has more than 20 years of board level experience with large retailers in the United Kingdom and internationally, and has built his career developing strategies to drive sales and increase profits across multiple channels and formats. From 2017 through 2022, he served as the CEO of Babyshop, the Middle East’s leading children’s retailer with revenue of £500 million and operating profits of £80 million across more than 220 retail stores. From 2005 to 2015, he was the CEO of F&F UK Clothing, increasing revenue from £500 million to more than £1.1 billion to become the UK’s No. 4 brand in volume market share.

Michael Davis – Independent Director

Mr. Davis serves as an independent director of the Company. He possesses over 20 years of executive operations and leadership experience, including global healthcare experience in the United States, Europe, the Middle East, and South America. Since 2019, has served as a director of National Medical Care Company, a Tadawul/Saudi Arabia Stock Exchange listed company that provides healthcare strategy and management to organizations in the Middle East and, since 2023, has served as the President of Steward Health Care Middle East. Since 2022, he has also served as the founder and CEO of Davis Health, LLC, a healthcare strategy and advisory consultant business focused on the MENA region. From 2017 to 2023, he served as the CEO of NMC Healthcare PLC, a London Stock Exchange listed multi-specialty healthcare firm with 180 facilities in 18 countries.

Usman Mir – Director

Mr. Mir serves as a director of the Company and as a key manager of the Company’s joint venture with Inspire Pharmacy. Since 2014, he has served as a Superintendent Pharmacist for Inspire Pharmacy, now a distribution partner of the Company. In his role with Inspire, he has been responsible for the professional and clinical management of the pharmacy network and the administration and supply of medicines. Mr. Mir holds a Master of Pharmacy and a Bsc with Honors, both from Liverpool University.

Delinquent Section 16(a) Reports

Our common stock is not registered pursuant to Section 12 of the Exhange Act. Accordingly, our directors, executive officers, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Business Conduct

As of December 31, 2024, we have adopted a Code of Business Conduct and Ethics within the meaning of Item 406(b) of Regulation S-K. Our Code of Business Conduct and Ethics also meets the requirements of Section 406 of the Sarbanes-Oxley Act of 2002.

Board Committees

As of December 31, 2024, we had the following Committees of the Board:

Audit Committee. The charter of the Audit Committee specifies that the purpose of the Audit Committee is to assist the Board in its oversight of the integrity of:

•	The Company’s financial statements;
•	The Company’s compliance with legal and regulatory requirements;
•	The independence and qualifications of the Company’s independent registered public accountant, and
•	The performance of the Company’s internal audit function and independent registered public ac-countant.

In furtherance of the foregoing purpose, the Audit Committee’s authority and responsibilities include to:

•	Review and oversee the Company’s annual and quarterly financial statements;
•	Discuss with management and the Company’s independent registered public accountant, as appropriate, earnings press releases and financial information, as well as financial information and earnings guidance provided to analysts and ratings agencies, if any;
•	Recommend, for shareholder approval, the appointment of the Company’s independent registered public accountant, and oversee the compensation, retention, oversight, and other matters relating to the engagement or discharge of the independent registered public accounting firm;
•	Review with management and the independent registered public accountant, as appropriate, any audit problems or difficulties the independent registered public accountant encountered in the course of the audit work and management’s responses thereto;
•	Discuss with management the Company’s risk assessment and risk management guidelines and policies, including the Company’s major financial risk exposures and steps taken by management to monitor and control such exposures;
•	Oversee the Company’s financial controls and reporting processes;
•	Review the Company’s financial reporting and accounting standards and principles;
•	Review the performance of the Company’s internal audit function and the performance of the independent registered public accountant;
•	Review and investigate any matters pertaining to the integrity of management, including conflicts of interest or adherence to standards of business conduct; and
•	Establish procedures for handling complaints involving accounting, internal accounting controls, and auditing matters.

The charter of the Audit Committee is available on the Company’s website. The Committee intends to schedule its meetings with a view to ensuring that it devotes appropriate attention to all of its duties. The Committee’s meetings may include, whenever appropriate, executive sessions with the Company’s independent registered public accountant without the presence of management. A majority of the members of the Audit Committee are considered independent directors within the meaning of SEC regulations, and the Chair of the Audit Committee is qualified as an audit committee financial expert within the meaning of SEC regulations.

Compensation Committee. The Compensation Committee is responsible for reviewing and evaluating the compensation of the Company’s Chief Executive Officer and other executive officers. In addition, the Compensation Committee will periodically review independent and interested director compensation and recommend any appropriate changes to the Board. Lastly, the Compensation Committee will produce a report on the Company’s executive compensation practices and policies for inclusion in the Company’s proxy statement, if required by applicable proxy rules and regulations, and make recommendations to the Board on the Company’s executive compensation practices and policies. The charter of the Compensation Committee is be available on the Company’s website.

Governance and Nominating Committee. The Governance and Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance. The Committee will select future individuals for nomination to the Company’s Board. In addition, the Governance and Nominating Committee will develop and review background information on candidates for the Board and make recommendations to the Board regarding such candidates. The Committee will also prepare and supervise the Board’s annual review of director independence and the Board’s performance self-evaluation. The charter of the Governance and Nominating Committee is available on the Company’s website.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the total compensation that the Company paid or accrued during the fiscal years ended December 31, 2024 and 2023 to the NEOs, who are the Chief Executive Officer, President, Chief Financial Officer, and our other most highly compensated executive officers who received more than $100,000 in annual compensation from the Company.

Name and Principal Position	Year	Salary(1)	Cash Bonus	Stock Awards(2)	All Other Compensation	Total
Jon-Paul Doran— CEO	2024 2023	$ 18,750 ―	$ ― ―	$ ― ―	$ ― ―	$ 18,750 ―

Timothy Ambrose— President	2024 2023	$ 18,750 ―	$ ― ―	$ 28,733,134 ―	$ ― ―	$ 28,751,884 ―

Darlington Ganda— Chief Financial Officer	2024 2023	$ 26,131 ―	$ ― ―	$ 1,046,467 ―	$ ― ―	$ 1,072,598 ―

(1)	None of our management received cash salaries in 2023.
(2)	On March 5, 2024, Messrs. Ambrose and Mazvidza received awards of 105,636,521 and 3,847,304 shares of common stock, respectively, pursuant to the Company’s 2024 Equity Incentive Plan..

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the amount of the Company’s common stock beneficially owned (unless otherwise indicated) as of December 31, 2024, by (1) any person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock, (2) each director of the Company, (3) each named executive officer, and (4) all directors and executive officers as a group. The applicable percentage ownership is based upon 383,471,150 shares of common stock issued and outstanding as of December 31, 2024.

The number of shares of common stock beneficially owned by each entity, person, director/director nominee, or executive officer is determined under SEC rules and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the entity or individual has sole or shared voting power or investment power and also any shares that the entity or individual had the right to acquire as of December 31, 2024, or within 60 days after December 31, 2024, through the exercise of any stock option or other right. Unless otherwise indicated, to our knowledge, each individual has sole investment and voting power, or shares such powers with his spouse, with respect to the shares set forth in the table.

Name	Sole Voting and Investment Power	Other Beneficial Ownership	Total	Percent of Class Outstanding
Jon-Paul Doran	24,755,040	—	24,755,040	6.46%
Timothy Ambrose	120,383,085	—	120,383,085	31.39%
Darlington Mazvidza(1)	4,000,000	—	4,000,000	1.04%
Richard Collins	1,171,486	—	1,171,486	*
Michael Davis	106,888	—	106,888	*
Usman Mir	58,806	—	58,806	*
Antonio Corbin	20,076,348	—	20,076,348	5.24%
Tyler Holohan	20,000,000	—	20,000,000	5.22%
Eva Koy	19,500,000	—	19,500,000	5.09%
Sonya Evelyn Lewin	20,000,000	—	20,000,000	5.22%
John Christopher McDonagh	20,000,000	—	20,000,000	5.22%
Martin Shane McDonagh	20,000,000	—	20,000,000	5.22%
James Anthony Mongan	20,000,000	—	20,000,000	5.22%
Alexandra Nicolaides	20,050,539	—	20,050,539	5.23%
All directors and executive officers as a group (6 persons)	150,475,305	—	150,475,305	39.24%

*	Indicates less than one percent.

(1)	Mr. Mazvidza serves as the Company’s Chief Financial Officer. Mr. Mazvidza is not a director of the Company.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related-Party Transactions

We follow ASC 850 – Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. When and if we contemplate entering into a transaction in which any executive officer, director, nominee, or any family member of the foregoing would have a direct or indirect interest, regardless of the amount involved, the terms of such transaction are to be presented to our full Board (other than any interested director) for approval, and documented in the Board minutes. Other than as described below, we have had no related party transactions during the two fiscal years ended December 31, 2024.

The related parties that had material transactions for the years ended December 31, 2024, and 2023, consist of the following:

Related Party	Nature of Relationship to the Company

A	Chief Executive Officer
B	President, Chief Operating Officer
C	Chief Financial Officer
D	A UK company owned by related party A (JDP Capital)
E	Shareholders and non-executive members of Board

As of December 31, 2024, and 2023, amounts owing to related parties consists as follows:

		December 31	December 31
	Related Party	2024	2023
Timothy Ambrose	B	$27,688	S	8,688
JPD Capital	D	1,025,055		17,500
		$1,052,743		$26,188

The amounts owing to related parties are unsecured, non-interest bearing and due on demand.

For the years ended December 31, 2024, and 2023, advances to related parties and their nature consists of:

	For the
	Years Ended
	December 31,
Related Party	2024	2023	Nature of transaction	Financial Statement Line Item
A	$18,750	$-	Accrued management fees	General and administrative expenses,
A	$-	$31,359	Cash paid for operating expenses on behalf of the Company	General and administrative expenses, Professional fees
B	$28,733,134	$-	105,636,521 shares of common stock issued for compensation	Management fees
B	$774	$457	Imputed interest	Interest expense
B	$19,000	$-	Cash paid for operating expenses on behalf of the Company	Professional fees
C	$1,046,467	$-	3,847,304 shares of common stock issued for compensation	Management fees
C	$26,131	$-	Cash paid for management fees	General and administrative expenses
D	$506,216	$-	Cash paid to Ember Pharm (Pty) Ltd	Due to related party
D	$321,368	$-	Cash paid for operating expenses on behalf of the Company	General and administrative expenses, Professional fees and management fees
D	$406,660	$-	Acquired Genetics	Inventory
D	$719,887	$-	Repayment due to related party D	Due to related party
D	$27,467	$1,071	Imputed interest	Interest expense
E	$234,413	$-	861,812 shares of common stock issued for compensation to our directors	Director fees

During the year ended December 31 2024, the Company entered into a distribution and service agreement with U Mir Pharma Limited, a company formed under the laws of England & Wales, doing business in the United Kingdom as Inspire Pharmacy (hereafter, “Inspire”). This agreement was superseded by a joint venture agreement with Inspire. Inspire is owned and controlled by Usman Mir, a director of the Company.

Director Independence

Neither Jon-Paul Doran, Timothy Ambrose, or Usman Mir is currently considered to be an independent director.

Item 14. Principal Accountant Fees and Services

Set forth below is a summary of certain fees billed by our independent auditor, Mercurius & Associates LLP for the fiscal year 2024, and RBSM LLP for services for the fiscal year 2023:

Services Provided	2024	2023
Audit fees	$90,000	$90,000
-Mercurius & Associates LLP	―	―
-RBSM LLP	$90,000	$90,000
Audit-related fees	―	―
Tax	―	―
All other	―	―
Total	$90,000	$90,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

None.

Item 16. Form 10-K Summary

Not Included.

(a)(2) Exhibits

3.	Articles of Incorporation or Bylaws

	(a)	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Three and Six Months Ended June 30, 2024 filed on May 21, 2025).

	(b)	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Three and Six Months Ended June 30, 2024 filed on May 21, 2025).

10.	Material Contracts

	(a)	Share Purchase Agreement, dated May 8, 2023, between the Company and certain sellers, concerning the acquisition of Ember Pharms (Pty) Ltd.] (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Three and Six Months Ended June 30, 2024 filed on May 21, 2025).

	(b)	2024 Equity Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2024 filed on February 18, 2025).

31.	Rule 13a-14(a)/15d-14(a) Certifications

	1.	Certification by Chief Executive Officer*

	2.	Certification by Chief Financial Officer*

32.	Rule 1350 Certifications

	1.	Certification by Chief Executive Officer*

	2.	Certification by Chief Financial Officer*

101.INS		Formatted in Inline XBRL (Extensible Business Reporting Language) (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH		Inline XBRL Taxonomy Extension Schema Document.

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*       Filed herewith

**	The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

CRUCIAL INNOVATIONS CORP.

Date: August 14, 2025	/S/ JON-PAUL DORAN
Jon-Paul Doran
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JON-PAUL DORAN	Director and Chief Executive Officer	August 14, 2025
Jon-Paul Doran	(Principal Executive Officer)

/S/ TIMOTHY AMBROSE	Director and President	August 14, 2025
Timothy Ambrose

/S/ RICHARD COLLINS	Director	August 14, 2025
Richard Collins

/S/ MICHAEL DAVIS	Director	August 14, 2025
Michael Davis

/S/ USMAN MIR	Director	August 14, 2025
Usman Mir

/S/ DARLINGTON MAZVIDZA	Chief Financial Officer	August 14, 2025
Darlington Mazvidza	(Principal Financial and Accounting Officer)

