Form 10-Q
period 2025-03-31
Crucial Innovations, Corp.
filed 2025-08-29
CIK 1766016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

There were 391,216,894 shares of the registrant’s common stock, $0.001 par value, outstanding, as of March 31, 2025, and 418,694,150 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 29, 2025.

EXPLANATORY NOTE

The following Quarterly Report on Form 10-Q (“10-Q”) for Crucial Innovations Corp. and its subsidiaries (“CINV” or the “Company”) for the three months ended March 31, 2025, presents the Company and its results of operations for the periods indicated therein. Except as specifically designated therein, this 10-Q does not reflect events occurring after March 31, 2025 and the Company has not otherwise updated disclosures contained herein to reflect events that occurred at a later date.

CRUCIAL INNOVATIONS CORP.

(A Nevada Corporation)

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements (Unaudited)

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$2,067	$52,668
VAT receivable	21,324	15,605
Advances to supplier	98,353	—
Prepaid expenses	—	12
Total Current Assets	121,744	68,285

Property and equipment, net	26,921	23,306
Total Assets	$148,665	$91,591

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$672,446	$784,788
Contract advances	34,884	33,942
Due to related parties	1,378,525	1,052,743
Total Current Liabilities	2,085,855	1,871,473

Total Liabilities	2,085,855	1,871,473

Commitments and contingencies	—	—

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.001 par value, no shares issued and outstanding	—	—
Common stock: 500,000,000 authorized; par value of $0.001, 391,216,894 shares and 381,320,798 shares issued and outstanding, at March 31, 2025 and December 31, 2024, respectively	391,217	381,321
Additional paid-in capital	91,291,255	89,117,267
Accumulated deficit	(93,615,110)	(91,302,923)
Accumulated other comprehensive income (loss)	(4,552)	24,453
Total Stockholders' Deficit	(1,937,190)	(1,779,882)
Total Liabilities and Stockholders' Deficit	$148,665	$91,591

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the
	Three Months Ended
	March 31,
	2025	2024

Revenues	$—	$—

Operating expenses
Management fees	—	30,014,014
Professional fees	2,136,858	53,015,630
Marketing	31,529	—
General and administrative expenses	131,916	55,528
Total operating expenses	2,300,303	83,085,172

Loss from operations	(2,300,303)	(83,085,172)

Other Income (Expense)
Interest expense	(11,884)	(872)
Total other expenses	(11,884)	(872)

Net loss before taxes	(2,312,187)	(83,086,044)
Provision for income taxes	—	—
Net loss	$(2,312,187)	$(83,086,044)

Other comprehensive income (loss)
Foreign currency adjustment	(29,005)	—

Total comprehensive loss	$(2,341,192)	$(83,086,044)

Basic and diluted loss per common share	$(0.01)	$(0.50)

Weighted average number of common shares outstanding, basic and diluted	388,486,018	165,084,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months ended March 31, 2025

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance, December 31, 2024	381,320,798	$381,321	$89,117,267	$(91,302,923)	$24,453	$(1,779,882)

Common stock issued for stock subscription	1,271,096	1,271	(1,271)	—	—	-
Common stock payable for acquisition of Ember Pharms (Pty) Ltd.	750,000	750	(750)	—	—	-
Common stock issued for services	7,500,000	7,500	1,977,000	—	—	1,984,500
Common issued for settlement of liabilities	375,000	375	187,125	—	—	187,500
Imputed interest on related party loans	—	—	11,884	—	—	11,884
Foreign currency translation adjustments	—	—	—	—	(29,005)	(29,005)
Net loss	—	—	—	(2,312,187)	—	(2,312,187)
Balance, March 31, 2025	391,216,894	$391,217	$91,291,255	$(93,615,110)	$(4,552)	$(1,937,190)

For the Three Months ended March 31, 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2023	74,417,002	$74,417	$76,515	$(197,385)	$(46,453)

Common stock issued for prepaid asset acquisition	500,000	500	135,500	—	136,000
Common stock issued for management fees	110,345,637	110,346	29,903,668	—	30,014,014
Common stock issued for services	194,737,361	194,737	52,773,825	—	52,968,562
Imputed interest on related party loans	—	—	872	—	872
Net loss	—	—	—	(83,086,044)	(83,086,044)
Balance, March 31, 2024	380,000,000	$380,000	$82,890,380	$(83,283,429)	$(13,049)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Three Months
	March 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(2,312,187)	$(83,086,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	11,884	872
Stock- based compensation	1,984,500	52,968,562
Stock - based compensation -related parties	—	30,014,014
Depreciation	1,535	—
Changes in operating assets and liabilities:
VAT receivable	(5,286)	—
Advances to supplier	(98,332)	—
Inventory	—	(75,954)
Accounts payable and accrued liabilities	74,967	(1,626)
Change in right-of-use asset and lease liability	—	(552)
Net Cash Used in Operating Activities	(342,919)	(180,728)

Cash Flows from Investing Activities:
Purchases of property and equipment	(4,493)	—
Net Cash Used in Investing Activities	(4,493)	—

Cash Flows from Financing Activities:
Proceeds from related parties	336,724	180,728
Repayment of related party loans	(38,684)	—
Net Cash Provided by Financing Activities	298,040	180,728

Effect of exchange rate changes on cash	(1,229)	—

Net change in cash	(50,601)	—
Cash, beginning of period	52,668	—
Cash, end of period	$2,067	$—

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activity
Common issued for settlement of liabilities	$187,500	$—
Common stock issued for prepaid asset acquisition	$—	$136,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31,2025

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

On May 8, 2023, the Company entered into an agreement to acquire all of the share capital of Ember Pharms (Pty) Ltd. (formerly, ‘WLR Farming (Pty) Ltd’), a company organized under the laws of South Africa and a licensed grower and exporter of medical cannabis (hereinafter, “Ember Pharms”), in exchange for (i) Six Million South Africa Rand (ZAR 6,000,000) which amount was intended to be paid over twelve months from the date of agreement, and (ii) 500,000 shares of our common stock. On March 5, 2024, we issued the owners of WLR an aggregate of 500,000 shares of our common stock. On November 8, 2024, this agreement was amended to provide for the payment of Fifty Thousand Pounds (GBP 50,000) in cash in lieu of the ZAR 6,000,000 described above, together with the issuance of an aggregate of 1,250,000 shares of common stock, inclusive of the 500,000 shares issued on March 5, 2024, and 750,000 shares issued on January 6, 2025. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of its shares of common stock in connection with the agreement with the shareholders of WLR was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933. The cash payment obligation was satisfied on November 11, 2024. The owners of WLR transferred 100% of their WLR shares to the Company on April 2, 2024. In connection with the agreement to acquire WLR, we determined to change our business to become a supplier and distributor of medical cannabis in the United Kingdom and continental Europe.

On January 20, 2024, the Company entered into a distribution and service agreement with U Mir Pharma Limited, a company formed under the laws of England & Wales, doing business in the United Kingdom as Inspire Pharmacy (hereafter, “Inspire”). Inspire is a licensed pharmacy that is able to sell and distribute medical cannabis to qualified patients. The distribution and service agreement with Inspire was superseded by a joint venture agreement between the Company and Inspire which was entered into in May 2024. The joint venture was intended to be operated through a company jointly owned by the Company and Inspire. Accordingly, on March 25, 2024, the Company formed Crop Circle Dispensary Limited under the laws of England and Wales (hereafter, “Crop Circle”). The share capital of Crop Circle is allocated as to 92.5% to the Company and 7.5% to Inspire. Crop Circle is included in the consolidation of the Company even though it did not have any business transactions since inception through March 31, 2025.

On April 8, 2024, the Company entered into a cultivation and supply agreement with Tomanic Trading (Pty) Ltd, a supplier in South Africa. The supplier is a licensed cultivator, manufacturer, and exporter of medical cannabis.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudtited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP) and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these consolidated condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) balance sheet; (b) the statement of operations; and (c) cash flows, have been made in order to make the consolidated condensed financial statements presented not misleading. The results of operations for the periods presented are not necessarily indicative of operations for a full year. The accompanying consolidated condensed financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (“SEC”) on August 14, 2025.

Principles of Consolidation

The consolidated condensed financial statements include the accounts of Crucial Innovation Corp. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents

The cash balance of $2,067 is held by the Company’s wholly-owned subsidiary, Ember Pharms. As of March 31, 2025, the parent company, Crucial Innovations Corp., did not have its own bank account, and its transactions were routed through related party bank accounts. For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at March 31, 2024 and December 31, 2024, respectively.

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

Fair Value Measurements

The Company follows accounting guidelines on fair value measurements for financial instruments measured on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair Value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The Company uses the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial instruments:

•	Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical instruments.

•	Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the marketplace.

•	Level 3: Significant unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires a significant judgment or estimation.

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

Subsequent events

The Company follows ASC 855-10-20, “Types of Subsequent Events”, for events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements

Segment Information

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

During the year ended December 31, 2024, the Company’s lease agreement was for occupancy of land and it is accounted for as operating leases. As of December 31,2024, the lease agreement was terminated.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of March 31, 2025, the Company had an accumulated deficit of $93,615,110, a net loss of $2,312,187 for the three months ended March 31, 2025, and has not earned any revenue since inception. The Company intends to fund operations through equity financing arrangements and related party advances, all of which may be insufficient to fund its capital expenditure, working capital and other cash requirements.

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

NOTE 4 – PROPERTY AND EQUIPMENT

At March 31, 2025, and December 31, 2024, property and equipment consisted of the following:

	March 31,	December 31,
	2025	2024
Machinery and equipment	$20,609	$16,786
Vehicle	10,890	10,596
Office equipment	1,136	-
	32,635	27,382
Accumulated depreciation	(5,714)	(4,076)
Total property and equipment	$26,921	$23,306

During the three months ended March 31, 2025, and 2024, the Company recorded depreciation expense of $1,535 and $0, respectively.

NOTE 5 – LEASE

As of March 31, 2025, the Company had the right to occupy certain real property in South Africa which contains the operations of WLR, commencing June 1, 2023, by paying a monthly lease payment of $6,320 (GBP 5,000). The Company occupied the land starting September 1, 2023, and recognized ROU assets and lease liabilities from this date.

On December 8, 2024, the lease was terminated, and the Company amended its Deed of Sale, dated May 11, 2023, to require, in lieu of cash, a payment of $365,543 (ZAR 6,900,000), payable in shares of the Company’s common stock at $0.50 per share. During the three months ended March 31,2025, the Company issued 375,000 shares of common stock for settlement commitment of $365,543.

The components of lease expense were as follows:

	March 31,	March 31,
	2025	2024
Operating lease cost	$-	$19,021
Variable lease cost (foreign currency adjustment)	-	(591)
Total lease cost	$-	$18,430

Supplemental cash flow information related to leases was as follows:

Cash paid for operating cash flows from operating leases	$-	$18,430

Supplemental balance sheet information related to leases was as follows:

Weighted-average discount rate — operating leases	-	6.25%
Weighted-average remaining lease term - operating lease (months)	-	8 Months

Supplemental balance sheet information related to leases was as follows:

As of March 31, 2025, and December 31, 2024, the operating lease right-of-use asset and operating lease liabilities were $0.

The following table outlines maturities of our lease liability as of March 31, 2024:

Year ending December 31,	Total
2024 (excluding the three months ended March 31, 2024)	$50,520
Thereafter	—
$50,520
Less imputed interest	(907)
Operating lease liability	$49,613

NOTE 6 – CONVERTIBLE NOTE

On April 14, 2021, the Company issued a convertible note with a conversion price equal to a 60% discount on the market price to pay operating expenses of $6,480. As of March 31, 2024, the Company had a convertible note of $6,480 and accrued interest of $3,520 for an aggregate of $10,000 and was in default.

On October 4, 2024, the Company paid $10,000 to the SEC, a judgment creditor of the holder of the promissory note described in the preceding paragraph, as full payment against this obligation.

NOTE 7 – ACCOUNTS PAYABLE, ACCRUED LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	March 31,	December 31,
	2025	2024
Accounts Payable	$138,524	$155,377
Accrued expenses	531,897	628,043
Others payable	2,025	1,368
	$672,446	$784,788

NOTE 8 – RELATED PARTY TRANSACTIONS

The related parties that had material transactions for the three months ended March 31, 2025, and 2024 consist of the following:

Related Party	Nature of Relationship to the Company

A	Chief Executive Officer
B	President, Chief Operating Officer
C	Chief Financial Officer
D	A UK company owned by related party A (JPD Capital)
E	Shareholders and non-executive members of Board
F	A UK company owned by related party A (Eco-Equity Ltd)

As of March 31, 2025, and December 31, 2024, amounts owing to related parties consist as follows:

	March 31,	December 31,
Related Party	2025	2024
B	$27,688	$27,688
D	1,350,837	1,025,055
	$1,378,525	$1,052,743

The amounts owing to related parties are unsecured, non-interest bearing and due on demand.

For the three months ended March 31, 2025, and 2024, advances to related parties and their nature consists of:

	For the
	Three Months Ended
	March 31,
Related Party	2025	2024	Nature of transaction	Financial Statement Line Item
A	$6,250	$—	Accrued management fees	General and administrative expenses,
A	$—	$18,348	Cash paid for operating expenses on behalf of the Company	General and administrative expenses, Professional fees
B	$—	$28,733,134	105,636,521 shares of common stock issued for compensation	Management fees
B	$6,250	$—	Accrued management fees	General and administrative expenses,
B	$289	$100	Imputed interest	Interest expenses
C	$—	$1,046,467	3,847,304 shares of common stock issued for compensation	Management fees
C	$12,349	$7,595	Cash paid for management fees	General and administrative expenses
D	$191,938	$—	Cash paid to Ember Pharm (Pty) Ltd	Due to related party
D	$144,786	$86,397	Cash paid for operating expenses on behalf of the Company	General and administrative expenses, Professional fees and management fees
D	$—	$75,954	Acquired Genetics	Inventory
D	$38,684	$—	Repayment due to related party D	Due to related party
D	$11,595	$772	Imputed interest	Interest expenses
E	$—	$234,413	861,812 shares of common stock issued for compensation to our directors	Management fees

NOTE 9 – STOCKHOLDER’S EQUITY

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

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.001 per share. No preferred stock was issued or outstanding as of March 31, 2025, and December 31, 2024.

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

During the three months ended March 31, 2024, the Company issued 305,082,998 shares under the Company’s 2024 Equity Incentive Plan (“Incentive Plan”) as follows:

•	110,345,637 shares of common stock to the Company’s CFO, director and non-executive board members, valued at $30,014,014; and

•	194,737,361 shares of common stock for services, valued at $52,968,562.

Also During the three months ended March 31, 2024, in connection with the Company’s agreement to acquire the share capital of Ember Pharms (Pty) Ltd. (Note 1), the Company issued 500,000 shares of common stock to the shareholders of WLR, valued at $136,000.

During the three months ended March 31, 2025, the Company issued 7,500,000 shares under the Company’s 2024 Equity Incentive Plan (“Incentive Plan”) as follows:

•	7,500,000 shares of common stock for services, valued at $1,984,500.

Also during the three months ended March 31, 2025, the Company issued the following shares of common stock:

•	375,000 shares of common stock issued to Ember Pharms for settlement of a commitment in connection with the land purchase agreement dated December 8, 2024, valued at $187,500;

•	750,000 shares of common stock issued, valued at $194,869, to the former shareholders of Ember Pharms (Note 1) in connection with the Company’s agreement to acquire the share capital of Ember Pharms; and

•	1,271,096 shares of common stock issued in connection with subscriptions related to the Company’s private offering of common stock $330,151 in cash received during fourth quarter of 2024.

As of March 31, 2025, and December 31, 2024, there were 391,216,894 and 381,320,798 shares of common stock issued and outstanding, respectively.

2024 Equity incentive plan

On February 26, 2024, the Company’s Board of Directors adopted the Incentive Plan, the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of CINV to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards. The maximum number of shares of our common stock that are subject to awards granted under the Incentive Plan is 350,000,000 shares. The term of the Incentive Plan will expire on February 25, 2034. As of March 31, 2025, our Board of Directors, which serves as the administrator of the Incentive Plan, has granted awards under the Incentive Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 312,582,998 shares, all of which became fully-vested at the time of grant. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its shares of common stock in connection with the Incentive Plan was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933. As of March 31, 2025, 37,417,002 shares are available to be issued under the Incentive Plan.

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

The Company utilized the following assumptions:

2024
Estimated stock price	$0.27
Expected term	5 years
Expected average volatility	72%
Expected dividend yield	-
Risk-free interest rate	4.53%

A summary of activity of the stock purchase options during the three months ended March 31, 2025, as follows:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2024	20,000,000	$0.01	9.40
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, March 31, 2025	20,000,000	$0.01	9.15

Exercisable options, March 31, 2025	20,000,000	$0.01	9.15

NOTE 10 – COMMITMENTS

In January 2024, the Company entered into a strategic consulting agreement with a consultant to work alongside management teams to create value by commercializing business plans, optimizing financial and operational performance, making introductions, negotiating agreements, executing partnerships and formulating acquisition and exit strategies. The agreement, as amended, provides for a monthly fee of GBP 5,000 (approximately $6,320) per month and a one-time payment of 14,000,000 shares of our common stock. The agreement is for a free duration term, and the Company may terminate the consultancy at any time. During the three months ended March 31, 2024, the Company issued 14,000,000 shares of common stock in satisfaction of this obligation, valued at $3,808,000.

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

NOTE 11 – INCOME TAXES

The Company has not made provision for income taxes for the three months ended March 31, 2025, and the year ended December 31, 2024 since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of March 31, 2025. The Company has incurred a net operating loss (NOL) of $327,687; the net operating loss carry forwards will begin to expire in varying amounts beginning with the year ended December 31, 2040, subject to its eligibility as determined by respective tax regulating authorities. NOLs generated in tax years prior to December 31, 2018, can be carryforward for twenty years, whereas NOLs generated after December 31, 2018, can be carryforward indefinitely. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code. U.S. Federal tax returns are closed by statute for years through 2015. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

Net deferred tax assets consist of the following components as of March 31, 2025, and December 31, 2024:

	March 31,	December 31,
	2025	2024
Net loss for the year	$(327,687)	$(988,450)
Effective tax rate	21%	21%
Tax Recovery	(68,814)	(207,575)
Less: valuation allowance	68,814	207,575
Net deferred asset	$—	$—

	March 31,	December 31,
	2025	2024
Net Operating Loss carryforward	$317,837	$249,023
Less: Valuation allowance	(317,837)	(249,023)
Net deferred tax asset	$—	$—

Tax returns for the years ended 2018 to 2024, have not been filed by the Company, and are subject to review by the tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of March 31, 2025. The Company has not accrued interest or penalties associated with unrecognized tax liabilities.

NOTE 12 – SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent events:

1.	On May 22, 2025, the Company’s Board of Directors approved the following:

•	An offering of 2- and 3-year senior secured convertible promissory notes of up to $10,000,000 in the aggregate (the “Note Offering” and the promissory notes issued in connection therewith, the “Notes”). In connection with the Note Offering, the Company issued Notes to various non-U.S. investors in the aggregate principal amount $584,850;

•	In connection with the Note Offering, a Custodian Agreement, wherein the Company issued, on July 18, 2025, 20,000,000 shares of common stock to the custodian to hold in trust as partial security for the repayment of the Notes;

•	A consulting agreement for banking, finance, capital formation, mergers, acquisition and general corporate advisory services in exchange for monthly compensation of $100,000;

•	On July 18,2025, 129,256 shares of common stock were issued to an investor in connection with subscription for common stock received by the Company in April 2024.

•	Consulting agreements with four advisors in connection with business development, valuation, global mergers and acquisitions, financial modelling services in exchange for the issuance of an aggregate of 2,348,000 shares of common stock, which shares were issued on July 18, 2025; and

•	The award of 5,000,000 shares of common stock to two of the Company’s corporate advisory and operations consultants pursuant to the Company’s 2024 Equity Incentive Plan, which shares were issued on July 18, 2025.

2.	On June 23, 2025, the Company and Ember Pharms (Pty) Ltd., its wholly-owned subsidiary, entered into a Deed of Settlement with Vertical Up Manufacturing (Pty) Ltd. (“Vertical Up) concerning a lawsuit filed by Vertical Up in the High Court of South Africa, Free State Division, Bloemfontein. The Deed of Settlement required that the Company vacate the premises and make a series of installment payments to Vertical Up totaling ZAR 2,758,500 in the aggregate, which payments may be offset from Vertical Up’s sale of cannabis inventory on the premises. Pursuant to the terms of the Deed of Settlement, the first installment payment of ZAR 500,000 was made on June 27, 2025.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our principal office is located at 86-90 Paul Street, London EC2A 4NE United Kingdom, and our telephone number is +44 (0) 203 148 1452. Our corporate website is located at www.cinvcorp.com, although it does not constitute a part of this Quarterly Report. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10- Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission (“SEC”). Our shares have previously traded on the OTC Markets expert trading platform under the symbol ‘CINV’. Following the filing of this quarterly report on Form 10-Q and other reports as required by the SEC, we intend to re-apply to OTC Markets to resume trading in our shares.

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K, and any amendments thereto (“10-K”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of CINV, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward- looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to generate revenues, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward- looking statements contained in this Quarterly Report may include statements as to:

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three months period ended March 31, 2025 and 2024, which are included herein.

Our operating results for the three months ended March 31, 2025 and 2024 and the changes between those periods for the respective items are summarized as follows.

Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024:

		Three Months Ended September 30,

	2025		2024		Change ($)	Change (%)
Revenues	$	―	$	―	$—	― %
Operating expenses		2,300,303		83,085,172	(80,784,469)	(97.23)
Interest expense		11,884		872	11,012	1,262.84
Net loss		$2,312,187		$83,086,044	$(80,773,857	(97.22)

The Company generated no revenues for the three months ended March 31, 2025 and 2024. Operating expenses for the three months ended March 31, 2025 consist mainly of professional fees. Operating expenses for the three months ended March 31, 2024 consist primarily of stock-based compensation. During the three months ended March 31, 2024, the Company issued 305,082,998 shares under the Company’s 2024 Equity Incentive Plan. 110,345,637 shares of common stock were issued to the Company’s CFO, director and non-executive board members, valued at $30,014,014. 194,737,361 shares of common stock were issued for professional fees, valued at $52,968,562.

During the three months ended March 31, 2025 and 2024, the Company recognized $11,884 and $872 in interest on a convertible note.

Our financial statements report a net loss of $2,312,187 for the three months ended March 31, 2025, compared to a net loss of $83,086,044 for the three months ended March 31, 2024.

Liquidity and Capital Resources

The following tables provide selected financial data about our company as of March 31, 2025 and December 31, 2024, respectively.

Working Capital

	March 31,	December 31,
	2025	2024	Changes ($)
Cash	$2,067	$52,668	$(50,601)
Current Assets	$121,744	$68,285	$53,459
Current Liabilities	$2,085,855	$1,871,473	$214,382
Working Capital (Deficiency)	$(1,964,111)	$(1,803,188)	$214,240

As of March 31, 2025 and December 31, 2024, our total current assets were $121,744 and $68,285, respectively. Current assets as of March 31, 2025 consist mainly of prepaid expenses of $98,353.

As of March 31, 2025, our current liabilities were $2,085,855 compared to $1,871,473 as of December 31, 2024. Working capital deficiency was $1,964,111 as of March 31, 2025 compared to working capital deficiency of $1,803,188 as of December 31, 2024. The increase in working capital deficiency was primarily the result of an increase in current liabilities offset by an increase in current assets. Current liabilities increased due to an increase in amounts due to related parties of $1,378,525 for payments made for operating expenses.

Cash Flows

	Three months ended
	March 30,
	2025	2024	Changes ($)
Cash Flows used in Operating Activities	$(342,919)	$(180,728)	$(162,191)
Cash Flows used in Investing Activities	(4,493)	—	(4,493)
Cash Flows provided by Financing Activities	298,040	180,728	117,312
Effect of exchange rate changes on cash	(1,219)	—	(1,219)
Net Change in Cash During Period	$(50,591)	$—	$(50,591)

During the three months ended March 31, 2025 and 2024, cash flows used in operating activities were $342,919 and $180,728, respectively.

For the three months ended March 31, 2025, the largest items in net cash flows used in operating activities consisted of a net loss of $2,312,187, stock-based compensation of $1,984,500, change in prepaid expenses of $98,332 and change in accounts payable and accrued liabilities of $74,967. For the three months ended March 31, 2024, the largest items in net cash flows used in operating activities consisted of a net loss of $83,086,044, stock-based compensation of $82,982,576, and change in inventory of $75,954.

During the three months ended March 31, 2025 and 2024, cash flows used in investing activities were $4,493 and $0, respectively. For the three months ended March 31, 2025, all of the net cash flows used in investing activities consisted of the purchases of property and equipment.

During the three months ended March 31, 2025 and 2024, cash flows provided by financing activities were $298,040 and $180,728, respectively. For the three months ended March 31, 2025, net cash flows provided by financing activities consisted of proceeds from related parties of $336,724 and repayment of related party loans of $38,684. For the three months ended March 31, 2024, all of the net cash flows provided by financing activities consisted of proceeds from related party loans.

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

Off Balance Sheet Arrangements

None.

Subsequent Events

Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent events:

1.	On May 22, 2025, the Company’s Board of Directors approved the following:

•	An offering of 2- and 3-year senior secured convertible promissory notes of up to $10,000,000 in the aggregate (the “Note Offering” and the promissory notes issued in connection therewith, the “Notes”). In connection with the Note Offering, the Company issued Notes to various non-U.S. investors in the aggregate principal amount $584,850;

•	In connection with the Note Offering, a Custodian Agreement, wherein the Company issued, on July 18, 2025, 20,000,000 shares of common stock to the custodian to hold in trust as partial security for the repayment of the Notes;

•	A consulting agreement for banking, finance, capital formation, mergers, acquisition and general corporate advisory services in exchange for monthly compensation of $100,000;

•	On July 18,2025, 129,256 shares of common stock were issued to an investor in connection with subscription for common stock received by the Company in April 2024..

•	Consulting agreements with four advisors in connection with business development, valuation, global mergers and acquisitions, financial modelling services in exchange for the issuance of an aggregate of 2,348,000 shares of common stock, which shares were issued on July 18, 2025; and

•	The award of 5,000,000 shares of common stock to two of the Company’s corporate advisory and operations consultants pursuant to the Company’s 2024 Equity Incentive Plan, which shares were issued on July 18, 2025.

2.	On June 23, 2025, the Company and Ember Pharms (Pty) Ltd., its wholly-owned subsidiary, entered into a Deed of Settlement with Vertical Up Manufacturing (Pty) Ltd. (“Vertical Up) concerning a lawsuit filed by Vertical Up in the High Court of South Africa, Free State Division, Bloemfontein. The Deed of Settlement required that the Company vacate the premises and make a series of installment payments to Vertical Up totaling ZAR 2,758,500 in the aggregate, which payments may be offset from Vertical Up’s sale of cannabis inventory on the premises. Pursuant to the terms of the Deed of Settlement, the first installment payment of ZAR 500,000 was made on June 27, 2025.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Based upon our evaluation of internal controls, our CEO and CFO determined that (i) we have a material weakness over our entity level control environment as of March 31, 2025 and (ii) our internal control over financial reporting was not effective as of March 31, 2025, inasmuch as we were not able to timely file our quarterly and annual reports as required under the Securities Exchange Act of 1934.

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

We are subject to a number of risks, many of which are identified in our Annual Report on Form 10-K for the year ended December 31, 2024, including any amendments thereto (“10-K”). As the business of the Company and its subsidiaries continues to develop, we intend to identify, as will be reasonably possible, any such additional risks and include the same in our subsequent filings and reports with the SEC.

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

In connection with the Incentive Plan, during the three months ended March 31, 2025, the Company issued an aggregate of 7,500,000 shares of restricted common stock to directors, officers, employees, and consultants of the Company. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its shares of common stock in connection with the Incentive Plan was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

In connection with a private offering of the Company’s common stock, the Company issued an aggregate of 1,271,096 shares of common stock to non-U.S. investors during the three months ended March 31, 2025. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its shares of common stock in connection with private offering was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

In connection with the agreement by the Company to acquire all of the share capital of Ember Pharms described above, during the three months ended March 31, 2025, the Company issued an aggregate of 750,000 shares of restricted common stock to the shareholders of Ember Pharms as a partial payment toward this obligation. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of its shares of common stock in connection with the agreement with the shareholders of Ember Pharms was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

In connection with the agreement by the Company to acquire the land used by Ember Pharms in its business, during the three months ended March 31, 2025, the Company issued an aggregate of 375,000 shares of restricted common stock to the owner of the land as a partial payment toward this obligation. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of its shares of common stock to the landowner was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

3.	Articles of Incorporation or Bylaws
	(a)	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for Three and Six Months Ended June 30, 2024 filed May 21, 2025)
	(b)	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Three and Six Months Ended June 30, 2024 filed on May 21, 2025)
10.	Material Contracts
	(a)	Share Purchase Agreement, dated May 8, 2023, between the Company and certain sellers, concerning the acquisition of Ember Pharms (Pty) Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Three and Six Months Ended June 30, 2024 filed May 21, 2025)
	(b)	2024 Equity Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2024 filed on February 18, 2025)
31.	Rule 13a-14(a)/15d-14(a) Certifications
	1.	Certification by Chief Executive Officer*
	2.	Certification by Chief Financial Officer*
32.	Rule 1350 Certifications
	1.	Certification by Chief Executive Officer*
	2.	Certification by Chief Financial Officer*
101.INS		Formatted in Inline XBRL (Extensible Business Reporting Language) (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Dated: August 29, 2025

CRUCIAL INNOVATIONS CORP.

CRUCIAL INNOVATIONS CORP.

/s/ Jon-Paul Doran
Jon-Paul Doran
Chief Executive Officer

CRUCIAL INNOVATIONS CORP.

/s/ Darlington Mazvidza
Darlington Mazvidza
Chief Financial Officer

