Form 10-Q
period 2025-06-30
Crucial Innovations, Corp.
filed 2025-09-04
CIK 1766016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There were 391,216,894 shares of the registrant’s common stock, $0.001 par value, outstanding, as of June 30, 2025, and 418,694,150 shares of the registrant’s common stock, $0.001 par value, outstanding as of September 4, 2025.

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

CRUCIAL INNOVATIONS CORP.

(A Nevada Corporation)

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements (Unaudited)

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$34,949	$52,668
VAT receivable	24,760	15,605
Prepaid expenses	—	12
Advances to supplier	221,626	—
Other receivable	2,265	—
Total Current Assets	283,600	68,285

Intangible assets, net	—	—
Property and equipment, net	26,828	23,306
Restricted cash	36,162	—
Total Assets	$346,590	$91,591

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$690,335	$784,788
Contract advances	100,283	33,942
Due to related parties	1,818,514	1,052,743
Total Current Liabilities	2,609,132	1,871,473

Convertible notes	322,879	—
Total Liabilities	2,932,011	1,871,473

Commitments and contingencies	—	—

Stockholders' Deficit
Preferred stock: 50,000,000 authorized; $0.001 par value, no shares issued and outstanding	—	—
Common stock: 500,000,000 authorized; par value of $0.001, 391,216,894 shares and 381,320,798 shares issued and outstanding at June 30,2025 and December 31,2024, respectively	391,217	381,321
Additional paid-in capital	93,251,017	89,117,267
Accumulated deficit	(96,180,007)	(91,302,923)
Accumulated other comprehensive loss	(47,648)	24,453
Total Stockholders' Deficit	(2,585,421)	(1,779,882)
Total Liabilities and Stockholders' Deficit	$346,590	$91,591

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues	$—	$—	$—	$—

Operating expenses
Management fees	1,323,000	—	1,323,000	30,014,014
Professional fees	1,077,849	171,056	3,214,707	53,186,686
Marketing	43,038	5,332,751	74,567	5,332,751
Impairment of inventory	—	331,734	—	331,734
Impairment loss on fixed assets -acquisition Ember Pharms (Pty) Ltd	—	817,398	—	817,398
General and administrative expenses	126,733	72,149	258,649	127,677
Total operating expenses	2,570,620	6,725,088	4,870,923	89,810,260

Loss from operations	(2,570,620)	(6,725,088)	(4,870,923)	(89,810,260)

Other Income (Expense)
Interest expense	(18,942)	(2,232)	(30,826)	(3,104)
Gain on settlement of liabilities	24,665	—	24,665	—
Total other income (expenses)	5,723	(2,232)	(6,161)	(3,104)

Net loss before taxes	(2,564,897)	(6,727,320)	(4,877,084)	(89,813,364)
Provision for income taxes	—	—	—	—
Net loss	$(2,564,897)	$(6,727,320)	$(4,877,084)	$(89,813,364)

Other comprehensive income (loss)
Foreign currency adjustment	(43,096)	(16,027)	(72,101)	(16,027)

Total comprehensive loss	$(2,607,993)	$(6,743,347)	$(4,949,185)	$(89,829,391)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.33)

Weighted average number of common shares outstanding, basic and diluted	395,819,880	381,321,382	392,355,596	273,202,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six Months ended June 30, 2025

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance, December 31, 2024	381,320,798	$381,321	$89,117,267	$(91,302,923)	$24,453	$(1,779,882)

Common stock issued for stock subscription	1,271,096	1,271	(1,271)	—	—	-
Common stock issued for acquisition of Ember Pharms (Pty) Ltd.	750,000	750	(750)	—	—	-
Common stock issued for services	7,500,000	7,500	1,977,000	—	—	1,984,500
Common issued for settlement of liabilities	375,000	375	187,125	—	—	187,500
Imputed interest on related party loans	—	—	11,884	—	—	11,884
Foreign currency translation adjustments	—	—	—	—	(29,005)	(29,005)
Net loss	—	—	—	(2,312,187)	—	(2,312,187)
Balance, March 31, 2025	391,216,894	391,217	91,291,255	(93,615,110)	(4,552)	(1,937,190)

Common stock issued for services	—	—	1,944,281	—	—	1,944,281
Imputed interest on related party loans	—	—	15,481	—	—	15,481
Foreign currency translation adjustments	—	—	—	—	(43,096)	(43,096)
Net loss	—	—	—	(2,564,897)	—	(2,564,897)
Balance, June 30, 2025	391,216,894	$391,217	$93,251,017	$(96,180,007)	$(47,648)	$(2,585,421)

For the Three and Six Months ended June 30, 2024

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance, December 31, 2023	74,417,002	$74,417	$76,515	$(197,385)	$—	$(46,453)

Common stock issued for prepaid asset acquisition	500,000	500	135,500	—	—	136,000
Common stock issued for management fees	110,345,637	110,346	29,903,668	—	—	30,014,014
Common stock issued for services	194,737,361	194,737	52,773,825	—	—	52,968,562
Imputed interest on related party loans	—	—	872	—	—	872
Net loss	—	—	—	(83,086,044)	—	(83,086,044)
Balance, March 31, 2024	380,000,000	380,000	82,890,380	(83,283,429)	—	(13,049)

Stock purchase option granted for services	—	—	5,285,970	—	—	5,285,970
Stock subscriptions for common stock	—	—	343,219	—	—	343,219
Imputed interest on related party loans	—	—	2,232	—	—	2,232
Common stock payable for acquisition of Ember Pharms (Pty) Ltd.	—	—	194,869	—	—	194,869
Foreign currency translation adjustments	—	—	—	—	(16,027)	(16,027)
Net loss	—	—	—	(6,727,320)	—	(6,727,320)
Balance, June 30, 2024	380,000,000	$380,000	$88,716,670	$(90,010,749)	$(16,027)	$(930,106)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Six Months Ended
	June 30,
	2025		2024

Cash Flows from Operating Activities:
Net loss	$(4,877,084)		$(89,813,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	27,365		3,104
Stock- based compensation	3,928,781		58,254,532
Stock-based compensation-related parties	—		30,014,014
Depreciation	3,144		3,196
Impairment of inventory	—		331,734
Amortization debt discount	765		-
Amortization intangible assets	—		17,213
Gain on settlement of liabilities	(24,665)		-
Impairment loss on fixed assets -acquisition Ember Pharms (Pty) Ltd.	—		817,398
Changes in operating assets and liabilities:
VAT receivable	(8,155)		(3,326)
Advances to supplier	(221,600)		-
Inventory	—		(332,316)
Other receivable	(2,265)		-
Contract advances	64,165		-
Accounts payable and accrued liabilities	(10,040)		112,626
Accrued litigation and claims	127,304		-
Other current liability	—		31,095
Change in right-of-use asset and lease liability	—		(543)
Net Cash Used in Operating Activities	(992,285)		(564,637)

Cash Flows from Investing Activities:
Acquisition of Ember Pharms (Pty) Ltd	—		5,615
Purchases of property and equipment	(5,289)		(16,687)
Net Cash Used in Investing Activities	(5,289)		(11,072)

Cash Flows from Financing Activities:
Proceeds from related parties	747,489		594,989
Repayment of related party loans	(45,680)		(343,219)
Proceed from common stock to be issued	—		312,124
Proceed from convertible notes	322,115		-
Restricted cash in connection with convertible notes	(36,162)		—
Net Cash Provided by Financing Activities	987,762		563,894

Effect of exchange rate changes on cash	(7,907)		12,023

Net change in cash	(17,719)		208
Cash, beginning of period	52,668		-
Cash, end of period	$34,949		$208

Supplemental cash flow information:
Cash paid for interest	$—		$-
Cash paid for taxes	$—		$-

Supplemental disclosure of non-cash financing activity
Common issued for settlement of liabilities	$187,500	$
Common stock issued for acquisition Ember Pharms (Pty) Ltd.	$—		$194,869

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30,2025

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

On May 8, 2023, the Company entered into an agreement to acquire all of the share capital of Ember Pharms (Pty) Ltd. ( former “WLR Farming (Pty) Ltd”, a company organized under the laws of South Africa and a licensed grower and exporter of medical cannabis (hereinafter, “WLR”), in exchange for (i) Six Million South Africa Rand (ZAR 6,000,000) which amount was intended to be paid over twelve months from the date of agreement, and (ii) 500,000 shares of our common stock. On March 5, 2024, we issued the owners of WLR an aggregate of 500,000 shares of our common stock. On November 8, 2024, this agreement was amended to provide for the payment of Fifty Thousand Pounds (GBP 50,000) in cash in lieu of the ZAR 6,000,000 described above, together with the issuance of an aggregate of 1,250,000 shares of common stock, inclusive of the 500,000 shares issued on March 5, 2024, and 750,000 shares issued on January 6, 2025. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of its shares of common stock in connection with the agreement with the shareholders of WLR was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933. The cash payment obligation was satisfied on November 11, 2024. The owners of WLR transferred 100% of their WLR shares to the Company on April 2, 2024. In connection with the agreement to acquire WLR, we determined to change our business to become a supplier and distributor of medical cannabis in the United Kingdom and continental Europe.

On January 20, 2024, the Company entered into a distribution and service agreement with U Mir Pharma Limited, a company formed under the laws of England & Wales, doing business in the United Kingdom as Inspire Pharmacy (hereafter, “Inspire”). Inspire is a licensed pharmacy that is able to sell and distribute medical cannabis to qualified patients. The distribution and service agreement with Inspire was superseded by a joint venture agreement between the Company and Inspire which was entered into in May 2024. The joint venture was intended to be operated through a company jointly owned by the Company and Inspire. Accordingly, on March 25, 2024, the Company formed Crop Circle Dispensary Limited under the laws of England and Wales (hereafter, “Crop Circle”). The share capital of Crop Circle is allocated as to 92.5% to the Company and 7.5% to Inspire. Crop Circle is included in the consolidation of the Company even though it did not have any business transactions since inception through June 30, 2025.

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

 Cash and Cash Equivalents

	June 30,	December 31,
	2025	2024
Cash and cash equivalent	$34,949	$52,668
Restricted cash -long -term	36,162	—
Total cash, cash equivalent and restricted cash	$71,111	$52,668

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash equivalents as of June 30, 2025, and December 31, 2024. The Company had cash of $34,949 and $52,668, as of June 30, 2025, and December 31, 2024, respectively.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Convertible Notes

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For our derivative financial instruments, the Company used a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date. As of June 31,2025, the convertible notes and unpaid interest are convertible on the first, second or third anniversary of the original issue dates ( May and June 2025).

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of June 30, 2025, the Company had an accumulated deficit of $96,180,007, a net loss of $4,877,084 for the six months ended June 30, 2025, and has not earned any revenue since inception. The Company intends to fund operations through equity financing arrangements and related party advances, all of which may be insufficient to fund its capital expenditure, working capital and other cash requirements.

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

NOTE 4 – ADVANCES TO SUPPLIER AND CONTRACT ADVANCES

The amounts included within advances to supplier ($221,626) and contract advances ($100,283) are related to the Company’s sale, purchase and service agreements with two entities. The Company accounts for the payments and obtains funds as advances to supplier and contract advances. The cost and revenue are released after completion of the transaction.

NOTE 5 – PROPERTY AND EQUIPMENT

At June 30, 2025, and December 31,2024, property and equipment consisted of the following:

	June 30,	December 31,
	2025	2024
Machinery and equipment	$21,335	$16,786
Vehicle	11,274	10,596
Office equipment	1,814	-
	34,423	27,382
Accumulated depreciation	(7,595)	(4,076)
Total property and equipment	$26,828	$23,306

During the six months ended June 30, 2025, and 2024, the Company recorded depreciation expense of $3,144 and $3,196, respectively.

NOTE 6 – LEASE

The Company had the right to occupy certain real property in South Africa which contains the operations of WLR, commencing June 1, 2023, by paying a monthly lease payment of $6,320 (GBP 5,000). The Company occupied the land starting September 1, 2023, and recognized ROU assets and lease liabilities from this date.

On December 8, 2024, the lease was terminated, and the Company amended its Deed of Sale, dated May 11, 2023, to require, in lieu of cash, a payment of $365,543 (ZAR 6,900,000), payable in shares of the Company’s common stock at $0.50 per share. During the six months ended June 30,2025, the Company issued 375,000 shares of common stock for settlement commitment of $365,543.

The components of lease expense were as follows:

	June 30,	June 30,
	2025	2024
Operating lease cost	$-	$37,950
Variable lease cost	-	25,153
Variable lease cost (foreign currency adjustment)	-	(826)
Total lease cost	$-	$62,277

Supplemental cash flow information related to leases was as follows:

Cash paid for operating cash flows from operating leases	$-	$62,277

Supplemental balance sheet information related to leases was as follows:

Weighted-average discount rate — operating leases	-	6.25%
Weighted-average remaining lease term - operating lease (months)	-	5 Months

Supplemental balance sheet information related to leases was as follows:

As of June 30, 2025, and December 31, 2024, the operating lease right-of-use asset and operating lease liabilities were $0.

The following table outlines maturities of our lease liability as of June 30, 2024:

Year ending December 31,	Total
2024 (excluding the six months ended June 30, 2024)	$31,600
Thereafter	—
$31,600
Less imputed interest	(326)
Operating lease liability	$32,274

NOTE 7 – RESTRICTED CASH

During the six months ended June 30,2025, the Company entered nine convertible notes (Note 9), according to custodian agreements with investors, 10% of principal amounts to be held in trust account as a retention to protect the investors. The amounts in trust account to be utilized on maturity dates on convertible notes which are in terms of two and three years from issuance date (May and June 2025).

NOTE 8 – CONVERTIBLE NOTE

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

NOTE 9 – CONVERTIBLE NOTES LONG TERM

The components of convertible notes long -term as of June 30, 2025, were as follows:

Issuance date	Principal Amount *	Home Currency	Maturity date	Interest rate	June 30, 2025
May 8, 2025	50,000	EUR	May 7, 2027	13%	$58,941
June 12, 2025	25,000	GBP	June 11, 2028	18%	34,345
June 13, 2025	25,000	US$	June 12, 2028	20%	25,000
June 16, 2025	25,000	GBP	June 15, 2028	20%	34,345
June 17, 2025	25,000	EUR	June 16, 2027	13%	29,471
June 18, 2025	25,000	EUR	June 17, 2027	13%	29,471
June 23, 2025	45,000	EUR	June 22, 2027	13%	53,047
June 25, 2025	50,000	EUR	June 24, 2027	13%	58,941
June 29, 2025	25,000	GBP	June 28, 2027	15%	34,345
					$357,906
Less: Unamortized debt discount					(35,027)
Total convertible notes payable					322,879
Less: Current portion					-
Long-term portion					$322,879

*The principal amount is home currency.

Convertible notes payable consists of the following:

•	Terms ranging from two (2) years to three (3) years
•	Annual interest rates of 13% for two (2) years note with cash interest payment on a semi-annual basis.
•	Annual interest rates of 15% for two (2) years note with cash interest payment on maturity date.
•	Annual interest rates of 18% for three (3) years note with cash interest payment on a semi-annual basis.
•	Annual interest rates of 20% for three (3) years note with cash interest payment on maturity date.
•	Convertible notes and unpaid interest with two (2) years term are convertible on the first or second anniversary of the original issue date,
•	Convertible notes and unpaid interest with three (3) years term are convertible on the first, second or third anniversary of the original issue date,
•	Conversion price is equal to twenty five percent (25%) discount to the closing trading price of the Company’s common stock on the relevant anniversary date.
•	Collateral – The Company has pledged to 20,000,000 shares of common stock as collateral for repayment of the issuance notes.
•	10% of principal amounts to be held in trust account as a retention to protect the investors.

On July 21,2025, the Company issued 20,000,000 shares of common stock as per custodian agreement to custodian to hold in trust as partial security for the repayment of the notes.

During the six months ended June 30, 2025, the Company recognized interest expense of $2,461 and amortization debt discount of $765.

As of June 30, 2025, the Company had convertible notes payable of $357,906, unamortized debt discount of $35,027 and accrued interest of $2,461.

NOTE 10 – ACCOUNTS PAYABLE, ACCRUED LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	June 30,	December 31,
	2025	2024
Accounts Payable	$111,929	$155,377
Accrued litigation and claim	127,312	-
Accrued expenses	447,439	628,043
Accrued interest	2,461	-
Others payable	1,194	1,368
	$690,335	$784,788

NOTE 11 – RELATED PARTY TRANSACTIONS

The related parties that had material transactions for the six months ended June 30, 2025, and 2024 consist of the following:

Related Party	Nature of Relationship to the Company

A	Chief Executive Officer
B	President, Chief Operating Officer
C	Chief Financial Officer
D	A UK company owned by a related party A (JPD Capital)
E	Shareholders and non-executive members of Board
F	A UK company owned by related party A (Eco-Equity Ltd)

As of June 30, 2025, and December 31, 2024, amounts owing to related parties consist as follows:

	June 30	December 31
Related Party	2025	2024
B	$27,688	S	27,688
D	1,790,826		1,025,055
	$1,818,514		$1,052,743

The amounts owing to related parties are unsecured, non-interest bearing and due on demand.

For the six months ended June 30, 2025, and 2024, advances to related parties and their nature consists of:

	For the
	Six Months Ended
	June 30,
Related Party	2025	2024	Nature of transaction	Financial Statement Line Item
A	$12,500	$6,250	Accrued management fees	General and administrative expenses,
B	$-	$28,733,134	105,636,521 shares of common stock issued for compensation	Management fees
B	$12,500	$-	Accrued management fees	General and administrative expenses,
B	$561	$209	Imputed interest	Interest expenses
C	$-	$1,046,467	3,847,304 shares of common stock issued for compensation	Management fees
C	$36,261	$15,173	Cash paid for management fees	General and administrative expenses
D	$268,313	$149,818	Cash paid to Ember Pharm (Pty) Ltd	Due to related party
D	$479,176	$169,598	Cash paid for operating expenses on behalf of the Company	General and administrative expenses, Professional fees and management fees
D	$-	$275,573	Acquired Genetics	Inventory
D	$44,680	$343,219	Repayment due to related party D	Due to related party
D	$26,804	$2,781	Imputed interest	Interest expenses
E	$-	$234,413	861,812 shares of common stock issued for compensation to our directors	Management fees

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

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock with a par value of $0.001 per share. No preferred stock was issued or outstanding as of June 30, 2025, and December 31, 2024.

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

During the six months ended June 30, 2024, in connection with the Company’s agreement to acquire the share capital of Ember Pharms (Pty) Ltd. (Note 1), the Company issued 500,000 shares of common stock to the shareholders of WLR, valued at $136,000.

During the six months ended June 30, 2025, the Company issued 7,500,000 shares under the Company’s 2024 Equity Incentive Plan (“Incentive Plan”) as follows:

•	7,500,000 shares of common stock for services, valued at $1,984,500

•	5,000,000 shares of common stock for services, valued at $1,323,000 recorded to additional paid in capital

During the six months ended June 30, 2025, the Company issued the following shares of common stock:

•	375,000 shares of common stock for settlement of commitment in connection with the land purchase agreement dated December 8,2024, formerly used by Ember Pharms (Pty) Ltd. for amount of $365,543.

•	750,000 shares of common stock issued, valued at $194,869, to the shareholders of Ember Pharms (Pty) Ltd (Note 1) in connection with the Company’s agreement to acquire the share capital of WLR.

•	1,271,096 shares of common stock issued in connection with subscriptions related to the Company’s private offering of common stock $330,151 in cash received during fourth quarter of 2024.

•	2,348,000 shares of common stock for services, valued at $621,281 recorded to additional in capital

As of June 30, 2025, and December 31, 2024, there were 391,216,894 and 381,320,798 shares of common stock issued and outstanding, respectively.

2024 Equity incentive plan

On February 26, 2024, the Company’s Board of Directors adopted the Incentive Plan, the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of CINV to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards. The maximum number of shares of our common stock that are subject to awards granted under the Incentive Plan is 350,000,000 shares. The term of the Incentive Plan will expire on February 25, 2034. Our Board of Directors, which serves as the administrator of the Incentive Plan, has granted awards under the Incentive Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 305,082,998 shares, all of which became fully-vested at the time of grant. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its shares of common stock in connection with the Incentive Plan was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933. As of June 30, 2025, 32,417,002 shares are available to be issued under the Incentive Plan.

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

The Company utilized the following assumptions:

2024
Estimated stock price	$0.27
Expected term	5 years
Expected average volatility	72%
Expected dividend yield	-
Risk-free interest rate	4.53%

A summary of the stock purchase options during the six months ended June 30, 2025, as follows:

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2024	20,000,000	$0.01	9.40
Granted	-	-	-
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, June 30, 2025	20,000,000	$0.01	8.90

Exercisable options, June 30, 2025	20,000,000	$0.01	8.90

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

NOTE 14 – LEGAL PROCEEDINGS

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

Pursuant to the terms of the Deed of Settlement, the Company recognized accrued liability of $153,378 (ZAR 2,758,500) and the first installment payment of $28,049 (ZAR 500,000) was made on June 27, 2025

NOTE 15 – INCOME TAXES

The Company has not made provision for income taxes for the six months ended June 30, 2025, and the year ended December 31, 2024 since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of June 30, 2025. The Company has incurred a net operating loss (NOL) of $948,303 the net operating loss carry forwards will begin to expire in varying amounts beginning with the year ended December 31, 2040, subject to its eligibility as determined by respective tax regulating authorities. NOLs generated in tax years prior to December 31, 2018, can be carryforward for twenty years, whereas NOLs generated after December 31, 2018, can be carryforward indefinitely. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code. U.S. Federal tax returns are closed by statute for years through 2015. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

Net deferred tax assets consist of the following components as of June 30, 2025, and December 31, 2024:

	June 30,	December 31
	2025	2024
Net loss for the year	$(948,303)	(988,450)
Effective tax rate	21%	21%
Tax Recovery	(199,144)	(207,575)
Less: valuation allowance	199,144	207,575
Net deferred asset	$-	$-

	June 30,	December 31
	2025	2024
Net Operating Loss carryforward	$448,167	$249,023
Less: Valuation allowance	(448,167)	(249,023)
Net deferred tax asset	$-	$-

Tax returns for the years ended 2018 to 2024, have not been filed by the Company, and are subject to review by the tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of June 30, 2025. The Company has not accrued interest or penalties associated with unrecognized tax liabilities.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

1)	Pursuant to the Company’s Board of Directors approval dated May, 22,2025, the Company entered into convertible note agreements with investors in July 2025 and obtained the following:

•	Convertible notes with term of two (2) years with five investors for an aggregate amounts of $175,815 (Euro 150,000);

•	Convertible note with term of three (3) years with one investor for $50,000.

2)	On July 18, 2025, the Company issued an aggregate of 27,477,256 shares of common stock as follows:

•	129,256 shares of common stock were issued to an investor in connection with subscription for common stock received by the Company in April 2024;

•	2,348,000 shares of common stock were issued to four advisors in connection with business development, valuation, global mergers and acquisitions, financial modelling services;

•	20,000,000 shares were issued to a custodian to be held as partial security in connection with the Company’s offering of senior secured convertible promissory notes which commenced in the second quarter of 2025 (Note 9);

•	5,000,000 shares of common stock to two of the Company’s corporate advisory and operations consultants pursuant to the Company’s.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six months period ended June 30, 2025 and 2024, which are included herein.

Our operating results for the three and six months ended June 30, 2025 and 2024 and the changes between those periods for the respective items are summarized as follows.

Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024:

		Three Months Ended June 30,

	2025		2024		Change ($)	Change (%)
Revenues	$	―	$	―	$—	― %
Operating expenses		2,570,620		6,725,088	(4,154,468)	(61.78)
Other expenses (income)		(5,723)		2,232	(7,955)	356.41
Net loss		$2,564,897		$6,727,320	$(4,162,423)	(61.87)%

The Company generated no revenues for the three months ended June 30, 2025 and 2024. Operating expenses for the three months ended June 30, 2025 consist mainly of management and professional fees. Operating expenses for the three months ended June 30, 2024 consist primarily of marketing costs. On May 24, 2024, the Company entered into an agreement with a musician and entertainer to endorse and promote the Company’s business and the Company recorded marketing expense of $5,285,970. In consideration for services provided by the entertainer, the Company granted a 10-year stock purchase option to acquire 20,000,000 shares of common stock, at an exercise price of $0.01 per share. The option is vested as of the grant date, and may be exercised in whole or in part, at any time. consist primarily of stock-based compensation.

During the three months ended June 30, 2025 and 2024, the Company recognized $18,942 and $2,232 in interest on convertible notes. During the three months ended June 30, 2025 the company recorded a gain on settlement of liabilities in the amount of $24,665.

Our financial statements report a net loss of $2,564,897 for the three months ended June 30, 2025, compared to a net loss of $6,727,320 for the three months ended June 30, 2024.

Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024:

		Six Months Ended June 30,

	2025		2024		Change ($)	Change (%)
Revenues	$	―	$	―	$—	― %
Operating expenses		4,870,923		89,810,260	(84,939,337)	(94.58)
Other expenses		6,161		3,104	3,057	98.49
Net loss		$4,877,084		$89,813,364	$(84,936,280)	(94.57)%

The Company generated no revenues for the six months ended June 30, 2025 and 2024. Operating expenses for the six months ended June 30, 2025 consist mainly of management and professional fees. Operating expenses for the six months ended June 30, 2024 consist primarily of stock-based compensation. During the six months ended June 30, 2024, the Company issued 305,082,998 shares under the Company’s 2024 Equity Incentive Plan. 110,345,637 shares of common stock were issued to the Company’s CFO, director and non-executive board members, valued at $30,014,014. 194,737,361 Shares of common stock were issued for professional fees, valued at $52,968,562.

During the six months ended June 30, 2025 and 2024, the Company recognized $30,826 and $3,104 interest on convertible notes. During the six months ended June 30, 2025 the company recorded a gain on settlement of liabilities in the amount of $24,665.

Our financial statements report a net loss of $4,877,084 for the six months ended June 30, 2025 compared to a net loss of $89,813,364 for the six months ended June 30, 2024.

Liquidity and Capital Resources

The following tables provide selected financial data about our company as of June 30, 2025 and December 31, 2024, respectively.

Working Capital

	June 30,	December 31,
	2025	2024	Changes ($)
Cash	$34,949	$52,668	$(17,719)
Current Assets	$283,600	$68,285	$215,315
Current Liabilities	$2,609,132	$1,871,473	$737,659
Working Capital (Deficiency)	$(2,325,532)	$(1,803,188)	$(522,344)

As of June 30, 2025 and December 31, 2024, our total current assets were $283,600 and $68,285, respectively. Current assets as of June 30, 2025 consist mainly of advances to supplier of $221,626.

As of June 30, 2025, our current liabilities were $2,609,132 compared to $1,871,473 as of December 31, 2024. Working capital deficiency was $2,325,532 as of June 30, 2025 compared to working capital deficiency of $1,803,188 as of December 31, 2024. The increase in working capital deficiency was primarily the result of an increase in current liabilities. Current liabilities increased due to an increase in amounts due to related parties of $765,771 for payments made for operating expenses.

Cash Flows

	Six months ended
	June 30,
	2025	2024	Changes ($)
Cash Flows used in Operating Activities	$(992,285)	$(564,637)	$(427,648)
Cash Flows used in Investing Activities	(5,289)	(11,072)	5,783
Cash Flows provided by Financing Activities	987,762	563,894	423,868
Effect of exchange rate changes on cash	(7,907)	12,023	(19,930)
Net Change in Cash During Period	$17,719	$208	$17,927

During the six months ended June 30, 2025 and 2024, cash flows used in operating activities were $992,285 and $564,637, respectively. For the six months ended June 30, 2025, the largest items in net cash flows used in operating activities consisted of a net loss of $4,877,084, stock-based compensation of $3,928,781, change in advances to supplier of $221,600 and change in accrued litigation and claims of $127,304. For the three months ended June 30, 2024, the largest items in net cash flows used in operating activities consisted of a net loss of $89,813,364, stock-based compensation of $88,268,546, impairment loss on fixed assets of $817,398 and change in inventory of $332,316.

During the six months ended June 30, 2025 and 2024, cash flows used in investing activities were $5,289 and $11,072, respectively. For the six months ended June 30, 2025, all of the net cash flows used in investing activities consisted of the purchases of property and equipment.

During the six months ended June 30, 2025 and 2024, cash flows provided by financing activities were $987,762 and $563,894, respectively. For the six months ended June 30, 2025, net cash flows provided by financing activities consisted of proceeds from related parties of $747,489, repayment of related party loans of $45,680 and proceeds from convertible notes of $322,115 and 10% of principal amounts of convertible notes to be held in trust accounts as a retention to protect the investors in the amount of $36,162 . For the six months ended June 30, 2024, net cash flows provided by financing activities consisted of proceeds from related parties of $594,989, repayment of related party loans of $343,219 and proceeds from common stock to be issued of $312,124.

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

Off Balance Sheet Arrangements

None.

Subsequent Events

Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent events:

1.	Pursuant to the Company’s Board of Directors approval dated May, 22,2025, the Company entered into convertible note agreements with investors in July 2025 and obtained the following:

•	Convertible notes with term of two (2) years with five investors for an aggregate amount of $175,815 (Euro 150,000);

•	Convertible note with term of three (3) years with one investor for $50,000.

2.	On July 18, 2025, the Company issued an aggregate of 27,477,256 shares of common stock as follows:

•	129,256 shares of common stock were issued to an investor in connection with subscription for common stock received by the Company in April 2024;

•	2,348,000 shares of common stock were issued to four advisors in connection with business development, valuation, global mergers and acquisitions, financial modelling services;

•	20,000,000 shares were issued to a custodian to be held as partial security in connection with the Company’s offering of senior secured convertible promissory notes which commenced in the second quarter of 2025 (Note 9);

•	5,000,000 shares of common stock to two of the Company’s corporate advisory and operations consultants pursuant to the Company’s.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Based upon our evaluation of internal controls, our CEO and CFO determined that (i) we have a material weakness over our entity level control environment as of June 30, 2025 and (ii) our internal control over financial reporting was not effective as of March 31, 2025, inasmuch as we were not able to timely file our quarterly and annual reports as required under the Securities Exchange Act of 1934.

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

Dated: September 4, 2025

CRUCIAL INNOVATIONS CORP.

CRUCIAL INNOVATIONS CORP.

/s/ Jon-Paul Doran
Jon-Paul Doran
Chief Executive Officer

CRUCIAL INNOVATIONS CORP.

/s/ Darlington Mazvidza
Darlington Mazvidza
Chief Financial Officer

