Form 10-Q
period 2025-09-30
Crucial Innovations, Corp.
filed 2025-11-14
CIK 1766016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

There were 418,694,150 shares of the registrant’s common stock, $0.001 par value, outstanding, as of September 30, 2025, and 418,694,150 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 14, 2025.

CRUCIAL INNOVATIONS CORP.

(A Nevada Corporation)

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements (Unaudited)

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$317	$52,668
VAT receivable	26,582	15,605
Prepaid expenses	6,130	12
Advances to supplier	667,924	—
Other receivable	2,139	—
Total Current Assets	703,092	68,285

Property and equipment, net	25,795	23,306
Restricted cash	67,951	—
Total Assets	$796,838	$91,591

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$1,298,604	$784,788
Contract advances	102,988	33,942
Advances	67,010	—
Due to related parties	2,186,942	1,052,743
Total Current Liabilities	3,655,544	1,871,473

Convertible notes	633,720	—
Total Liabilities	4,289,264	1,871,473

Commitments and contingencies	—	—

Stockholders' Deficit
Preferred stock: 100,000,000 authorized; $0.001 par value, no shares issued and outstanding	—	—
Common stock: 1,000,000,000 authorized; par value of $0.001, 418,694,150 shares and 381,320,798 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	418,694	381,321
Additional paid-in capital	93,331,613	89,117,267
Treasury stock , at cost : 20,000,000 shares	(20,000)	—
Accumulated deficit	(97,139,503)	(91,302,923)
Accumulated other comprehensive income (loss)	(83,230)	24,453
Total Stockholders' Deficit	(3,492,426)	(1,779,882)
Total Liabilities and Stockholders' Deficit	$796,838	$91,591

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$—	$—	$—	$—

Operating expenses
Management fees	—	—	1,323,000	30,014,014
Professional fees	723,142	170,308	3,937,849	53,356,994
Marketing	53,273	19,626	127,840	5,352,377
Impairment of inventory	—	279,150	—	610,884
Impairment loss on fixed assets -acquisition Ember Pharms (Pty) Ltd	—	—	—	834,611
General and administrative expenses	136,185	40,517	394,834	150,981
Total operating expenses	912,600	509,601	5,783,523	90,319,861

Loss from operations	(912,600)	(509,601)	(5,783,523)	(90,319,861)

Other Income (Expense)
Interest expense	(46,896)	(14,218)	(77,722)	(17,322)
Gain on settlement of liabilities	—	—	24,665	—
Total other expenses	(46,896)	(14,218)	(53,057)	(17,322)

Net loss before taxes	(959,496)	(523,819)	(5,836,580)	(90,337,183)
Provision for income taxes	—	—	—	—
Net loss	$(959,496)	$(523,819)	$(5,836,580)	$(90,337,183)

Other comprehensive income (loss)
Foreign currency adjustment	(35,582)	(63,765)	(107,683)	(79,792)

Total comprehensive loss	$(995,078)	$(587,584)	$(5,944,263)	$(90,416,975)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.29)

Weighted average number of common shares outstanding, basic and diluted	395,819,880	382,713,615	392,355,596	310,003,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Nine Months ended September 30, 2025

			Additional				Accumulated	Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Deficit

Balance, December 31, 2024	381,320,798	$381,321	$89,117,267	$(91,302,923)	—	$—	$24,453	$(1,779,882)

Common stock issued for stock subscription	1,271,096	1,271	(1,271)	—	—	—	—	-
Common stock issued for acquisition of Ember Pharms (Pty) Ltd.	750,000	750	(750)	—	—	—	—	-
Common stock issued for services	7,500,000	7,500	1,977,000	—	—	—	—	1,984,500
Common issued for settlement of liabilities	375,000	375	187,125	—	—	—	—	187,500
Imputed interest on related party loans	—	—	11,884	—	—	—	—	11,884
Foreign currency translation adjustments	—	—	—	—	—	—	(29,005)	(29,005)
Net loss	—	—	—	(2,312,187)	—	—	—	(2,312,187)
Balance, March 31, 2025	391,216,894	391,217	91,291,255	(93,615,110)	—	—	(4,552)	(1,937,190)

Common stock issued for services	—	—	1,944,281	—	—	—	—	1,944,281
Imputed interest on related party loans	—	—	15,481	—	—	—	—	15,481
Foreign currency translation adjustments	—	—	—	—	—	—	(43,096)	(43,096)

Net loss	—	—	—	(2,564,897)	—	—	—	(2,564,897)
Balance, June 30, 2025	391,216,894	391,217	93,251,017	(96,180,007)	—	—	(47,648)	(2,585,421)

Stock subscriptions for common stock	—	—	68,603	—	—	—	—	68,603
Common stock issued for stock subscription	129,256	129	(129)	—	—	—	—	-
Common stock issued for services	7,348,000	7,348	(7,348)	—	—	—	—	-
Common stock issued , held as treasury stock	20,000,000	20,000	—	—	(20,000,000)	(20,000)	—	-
Imputed interest on related party loans	—	—	19,470	—	—	—	—	19,470
Foreign currency translation adjustments	—	—	—	—	—	—	(35,582)	(35,582)
Net loss	—	—	—	(859,217)	—	—	—	(859,217)
Balance, September 30, 2025	418,694,150	$418,694	$93,331,613	$(97,039,224)	(20,000,000)	$(20,000)	$(83,230)	$(3,492,426)

For the Three and Nine Months ended September 30, 2024

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance, December 31, 2023	74,417,002	$74,417	$76,515	$(197,385)	$—	$(46,453)

Common stock issued for prepaid asset acquisition	500,000	500	135,500	—	—	136,000
Common stock issued for management fees	110,345,637	110,346	29,903,668	—	—	30,014,014
Common stock issued for services	194,737,361	194,737	52,773,825	—	—	52,968,562
Imputed interest on related party loans	—	—	872	—	—	872
Net loss	—	—	—	(83,086,044)	—	(83,086,044)
Balance, March 31, 2024	380,000,000	380,000	82,890,380	(83,283,429)	—	(13,049)

Stock purchase option granted for services	—	—	5,285,970	—	—	5,285,970
Stock subscriptions for common stock	—	—	343,219			343,219
Imputed interest on related party loans	—	—	2,232	—	—	2,232
Common stock payable for acquisition of Ember Pharms (Pty) Ltd.	—	—	194,869	—	—	194,869
Foreign currency translation adjustments	—	—	—	—	(16,027)	(16,027)
Net loss	—	—	—	(6,727,320)	—	(6,727,320)
Balance, June 30, 2024	380,000,000	380,000	88,716,670	(90,010,749)	(16,027)	(930,106)

Stock subscriptions for common stock	—	—	191,649	—	—	191,649
Common stock issued for stock subscriptions	1,320,798	1,321	(1,321)	—	—	-
Imputed interest on related party loans	—	—	14,218	—	—	14,218
Foreign currency translation adjustments	—	—	—	—	(63,765)	(63,765)
Net loss	—	—	—	(523,819)	—	(523,819)
Balance, September 30, 2024	381,320,798	$381,321	$88,921,216	$(90,534,568)	$(79,792)	$(1,311,823)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Nine Months Ended
	September 30,
	2025		2024
Cash Flows from Operating Activities:
Net loss	$(5,836,580)			$(90,337,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	46,835			17,322
Stock- based compensation	3,928,781			58,254,532
Stock-based compensation-related parties	—			30,014,014
Depreciation	4,864			6,579
Impairment of inventory	—			610,884
Amortization debt discount	7,043			-
Impairment loss on fixed assets	—			40,633
Gain on settlement of liabilities	(24,665)			-
Changes in operating assets and liabilities:
VAT receivable	(9,530)			(7,018)
Prepaid expenses	(6,116)			(18,768)
Advances to supplier	(667,925)			-
Inventory	—			(610,884)
Other receivable	(2,139)			-
Contract advances	65,900			-
Accounts payable and accrued liabilities	615,420			240,434
Accrued litigation and claims	108,955			-
Change in right-of-use asset and lease liability	—			178
Net Cash Used in Operating Activities	(1,769,157)			(995,299)

Cash Flows from Investing Activities:
Acquisition of Ember Pharms (Pty) Ltd	—			5,615
Purchases of property and equipment	(5,432)			(17,765)
Net Cash Used in Investing Activities	(5,432)			(12,150)

Cash Flows from Financing Activities:
Proceeds from related parties	1,294,137			1,033,538
Repayment of related party loans	(252,558)			(534,868)
Proceeds from common stock for stock subscription	68,603			534,868
Advances	67,010			-
Bank overdraft	968			-
Proceeds from convertible notes	626,677			-
Net Cash Provided by Financing Activities	1,804,837			1,033,538

Effect of exchange rate changes on cash	(14,648)			(25,790)

Net change in cash, equivalent cash and restricted cash	15,600			299
Cash, equivalent cash and restricted cash at the beginning of period	52,668			-
Cash, equivalent cash and restricted cash at the end of period	$68,268			$299

Supplemental cash flow information:
Cash paid for interest	$1,940			$-
Cash paid for taxes	$—			$-

Supplemental disclosure of non-cash financing activity
Common issued for settlement of liabilities	$187,500			$-
Common stock issued for acquisition Ember Pharms (Pty) Ltd.	$—			$330,869
Common stock issued for stock subscription	$7,348			$-
Common stock issued, held as treasury stock	$20,000	$	$

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CRUCIAL INNOVATIONS CORP. AND ITS SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30,2025

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

On May 8, 2023, the Company entered into an agreement to acquire all of the share capital of Ember Pharms (Pty) Ltd. (formerly, WLR Farming (Pty) Ltd), a company organized under the laws of South Africa and a licensed grower and exporter of medical cannabis (hereinafter, “Ember Pharms”), in exchange for (i) Six Million South Africa Rand (ZAR 6,000,000) which amount was intended to be paid over twelve months from the date of agreement, and (ii) 500,000 shares of our common stock. On March 5, 2024, we issued the owners of Ember Pharms an aggregate of 500,000 shares of our common stock. On November 8, 2024, this agreement was amended to provide for the payment of Fifty Thousand Pounds (GBP 50,000) in cash in lieu of the ZAR 6,000,000 described above, together with the issuance of an aggregate of 1,250,000 shares of common stock, inclusive of the 500,000 shares issued on March 5, 2024, and 750,000 shares issued on January 6, 2025. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of its shares of common stock in connection with the agreement with the shareholders of WLR was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933. The cash payment obligation was satisfied on November 11, 2024. The owners of WLR transferred 100% of their WLR shares to the Company on April 2, 2024. In connection with the agreement to acquire WLR, we determined to change our business to become a supplier and distributor of medical cannabis in the United Kingdom and continental Europe.

On January 20, 2024, the Company entered into a distribution and service agreement with U Mir Pharma Limited, a company formed under the laws of England & Wales, doing business in the United Kingdom as Inspire Pharmacy (hereafter, “Inspire”). Inspire is a licensed pharmacy that is able to sell and distribute medical cannabis to qualified patients. The distribution and service agreement with Inspire was superseded by a joint venture agreement between the Company and Inspire which was entered into in May 2024. The joint venture was intended to be operated through a company jointly owned by the Company and Inspire. Accordingly, on March 25, 2024, the Company formed Crop Circle Dispensary Limited under the laws of England and Wales (hereafter, “Crop Circle”). The share capital of Crop Circle is allocated as to 92.5% to the Company and 7.5% to Inspire. Crop Circle is included in the consolidation of the financial statements of the Company even though it did not have any business transactions since inception through September 30, 2025.

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

Principles of Consolidation

The consolidated condensed financial statements include the accounts of Crucial Innovations Corp. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

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

 Cash and Cash Equivalents

	September 30,	December 31,
	2025	2024
Cash and cash equivalent	$317	$52,668
Restricted cash -long -term	67,951	—
Total cash, cash equivalent and restricted cash	$68,268	$52,668

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company did not have any cash equivalents as of September 30, 2025, and December 31, 2024. The Company had cash of $317 and $52,668, as of September 30, 2025, and December 31, 2024, respectively.

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

Asset Acquisitions

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For our derivative financial instruments, the Company used a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date. As of September 30, 2025, the convertible notes and unpaid interest are convertible on the first, second or third anniversary of the original issue dates (May through September 2025).

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

During the year ended December 31, 2024, the Company’s lease agreement was for occupancy of land and it is accounted for as an operating lease. As of December 31, 2024, the lease agreement was terminated.

Deferred Offering Costs

Pursuant to ASC 340-10-S99-1, costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the proposed offering. Should the proposed offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be expensed.

As of September 30, 2025, and December 31,2024, deferred offering costs was $0.

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2025, the Company had an accumulated deficit of $97,139,503, a net loss of $5,836,580 for the nine months ended September 30, 2025, and has not earned any revenue since inception. Until the Company is able to realize regular and consistent cash flow in connection with recent commercial activities summarized in Note 16-Subsequent Events below, it intends to fund operations through equity financing arrangements and related party advances, all of which may be insufficient to fund its capital expenditure, working capital and other cash requirements.

The ability of the Company to emerge from an early stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these challenges, the Company has, subsequent to the date of these financial statements, entered into a Management Services Agreement with Cannabudgrow (Pty) Ltd, a licensed cultivator and exporter of medicinal cannabis in South Africa (“CBG”), to provide strategic management and administration services. In addition, Company management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – RESTRICTED CASH

During the nine months ended September 30, 2025, the Company conducted an offering of convertible notes with two- and three-year maturities to eighteen separate investors (Note 9). Pursuant to the Custody Agreement entered into by the Company in connection with the note offering, 10% of principal amounts of the notes are to be held in a separate custodial account as a retention to protect the investors. The amounts in held in the custody account are to be utilized on the maturity dates of the notes.

NOTE 5 – ADVANCES TO SUPPLIER AND CONTRACT ADVANCES

The amounts included within advances to supplier ($667,924) and contract advances ($102,988) are related to the Company’s sale, purchase and service agreements with two entities. The Company accounts for the payments and obtains funds as advances to supplier and contract advances. The cost and revenue are released after completion of the transaction.

NOTE 6 – PROPERTY AND EQUIPMENT

At September 30, 2025, and December 31, 2024, property and equipment consisted of the following:

	September 30,	December 31,
	2025	2024
Machinery and equipment	$21,911	$16,786
Vehicle	11,578	10,596
Office equipment	1,862	-
	35,351	27,382
Accumulated depreciation	(9,556)	(4,076)
Total property and equipment	$25,795	$23,306

During the nine months ended September 30, 2025, and 2024, the Company recorded depreciation expense of $4,864 and $6,579, respectively.

NOTE 7 – LEASE

The Company had the right to occupy certain real property in South Africa which contains the operations of Ember Pharms, commencing June 1, 2023, by paying a monthly lease payment of $6,320 (GBP 5,000). The Company occupied the land starting September 1, 2023, and recognized ROU assets and lease liabilities from this date.

On December 8, 2024, the lease was terminated, and the Company amended its Deed of Sale, dated May 11, 2023, to require, in lieu of cash, a payment of $365,543 (ZAR 6,900,000), payable in shares of the Company’s common stock at $0.50 per share. During the six months ended June 30,2025, the Company issued 375,000 shares of common stock for a settlement commitment of $365,543.

The components of lease expense were as follows:

	September 30,	September 30,
	2025	2024
Operating lease cost	$-	$58,514
Variable lease cost (foreign currency adjustment)	-	(2,534)
Total lease cost	$-	$55,980

Supplemental cash flow information related to leases was as follows:

Cash paid for operating cash flows from operating leases	$-	$55,980

Supplemental balance sheet information related to leases was as follows:

Weighted-average discount rate — operating leases	-	6.25%
Weighted-average remaining lease term - operating lease (months)	-	2 Months

Supplemental balance sheet information related to leases was as follows:

As of September 30, 2025, and December 31, 2024, the operating lease right-of-use asset and operating lease liabilities were $0.

The following table outlines maturities of our lease liability as of September 30, 2024:

Year ending December 31,	Total
2024 (excluding the nine months ended September 30, 2024)	$13,394
Thereafter	—
$13,394
Less imputed interest	(35)
Operating lease liability	$13,359

NOTE 8 – CONVERTIBLE NOTE

On April 14, 2021, the Company issued a convertible note with a conversion price equal to a 60% discount on the market price to pay operating expenses of $6,480. As of September 30, 2024, the Company had a convertible note of $6,480 and accrued interest of $3,520 for an aggregate of $10,000 and was in default.

On October 4, 2024, the Company paid $10,000 to the SEC, a judgment creditor of the holder of the promissory note described in the preceding paragraph, as full payment against this obligation.

NOTE 9 – CONVERTIBLE NOTES LONG-TERM

Commencing in the second quarter of 2025, the Company undertook an offering of 2-year and 3-year convertible promissory notes, solely to non-U.S. investors (“Note Offering”). The components of convertible notes long-term as of September 30, 2025, were as follows:

Issuance date	Principal Amount *	Home Currency	Maturity date	Interest rate	September 30, 2025
May 8, 2025	50,000	EUR	May 7, 2027	13%	$58,692
June 12, 2025	25,000	GBP	June 11, 2028	18%	33,605
June 13, 2025	25,000	US$	June 12, 2028	20%	25,000
June 16, 2025	25,000	GBP	June 15, 2028	20%	33,605
June 17, 2025	25,000	EUR	June 16, 2027	13%	29,346
June 18, 2025	25,000	EUR	June 17, 2027	13%	29,346
June 23, 2025	45,000	EUR	June 22, 2027	13%	52,823
June 25, 2025	50,000	EUR	June 24, 2027	13%	58,692
June 29, 2025	25,000	GBP	June 28, 2027	15%	33,605
July 3, 2025	50,000	EUR	July 2, 2027	13%	58,692
July 3, 2025	25,000	EUR	July 2, 2027	13%	29,346
July 8, 2025	25,000	EUR	July 7, 2027	13%	29,346
July 15, 2025	25,000	EUR	July 14, 2027	13%	29,346
July 22, 2025	25,000	EUR	July 21, 2027	13%	29,346
July 25, 2025	50,000	US$	July 24, 2028	18%	50,000
August 5, 2025	10,000	GBP	August 4, 2028	18%	13,442
August 26, 2025	35,000	US$	August 25, 2028	18%	35,000
September 22, 2025	12,000	GBP	September 21, 2028	18%	16,130
September 26, 2025	15,000	US$	September 25, 2028	20%	15,000
September 26, 2025	25,000	GBP	September 25, 2028	20%	33,605
					$693,967
Less: Unamortized debt discount					(60,247)
Total convertible notes payable					633,720
Less: Current portion					—
Long-term portion					$633,720

*The principal amount is home currency.

Convertible notes payable consists of the following:

•	Maturities ranging from two (2) years to three (3) years from the date of issuance.
•	Annual interest rate of 13% for two (2) year notes with cash interest payment required on a semi-annual basis.
•	Annual interest rate of 15% for two (2) year notes with cash interest payment required on the maturity date.
•	Annual interest rate of 18% for three (3) year notes with cash interest payment required on a semi-annual basis.
•	Annual interest rate of 20% for three (3) year notes with cash interest payment required on the maturity date.
•	Two (2) year notes, together with unpaid interest, are convertible on the first or second anniversary of the original issue date.
•	Three (3) year notes, together with unpaid interest, are convertible on the first, second or third anniversary of the original issue date,
•	Conversion price is equal to a twenty five percent (25%) discount to the closing trading price of the Company’s common stock on the relevant anniversary date.
•	Collateral – The Company has pledged to 20,000,000 shares of common stock as collateral for repayment of the issuance notes.
•	10% of the principal amount of each note is required to be held in a separate custody account as a retention for the protection of investors.

On July 21, 2025, pursuant to a Custody Agreement entered into by the Company in connection with the Note Offering, the Company issued 20,000,000 shares of common stock to its custodian to hold in trust as partial security for the repayment of the notes.

During the nine months ended September 30, 2025, the Company recognized interest expense of $23,590, amortization debt discount of $7,038 and paid interest of $1,930.

As of September 30, 2025, the Company had convertible notes payable of $693,967, unamortized debt discount of $60,247 and accrued interest of $21,660.

NOTE 10 – ACCOUNTS PAYABLE, ACCRUED LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	September 30,	December 31,
	2025	2024
Accounts Payable	$367,521	$155,377
Accrued litigation and claim	108,954	—
Accrued expenses	769,836	628,043
Accrued interest	21,660	—
Bank Overdraft	968	—
Others payable	29,665	1,368
	$1,298,604	$784,788

NOTE 11 – ADVANCES

On September 17, 2025, the Company obtained $67,010 (GBP 50,000) in cash from one investor for the issuance of a convertible note. As of September 30, 2025, the convertible note was not issued and the Company recognized it as advances.

NOTE 12 – RELATED PARTY TRANSACTIONS

The related parties that had material transactions for the nine months ended September 30, 2025, and 2024 consist of the following:

Related Party	Nature of Relationship to the Company

A	Chief Executive Officer
B	President, Chief Operating Officer
C	Chief Financial Officer
D	A UK company owned by a related party A (JPD Capital)
E	Shareholders and non-executive members of Board
F	A UK company owned by related party A (Eco-Equity Ltd)

As of September 30, 2025, and December 31, 2024, amounts owing to related parties consist as follows:

	September 30,	December 31,
Related Party	2025	2024
B	$–	S	27,688
D	2,186,942		1,025,055
	$2,186,942		$1,052,743

The amounts owing to related parties are unsecured, non-interest bearing and due on demand.

For the nine months ended September 30, 2025, and 2024, advances to related parties and their nature consists of:

	For the
	Nine Months Ended
	September30,
Related Party	2025	2024	Nature of transaction	Financial Statement Line Item
A	$18,750	$12,500	Accrued management fees	General and administrative expenses,
B	$—	$28,733,134	105,636,521 shares of common stock issued for compensation	Management fees
B	$37,174	$12,500	Cash paid for management fees	General and administrative expenses,
B	$758	$478	Imputed interest	Interest expenses
B	$—	$19,000	Cash paid for operating expenses on behalf of the Company	Professional fees
B	$27,688	$—	Repayment due to related party B	Due to related party
C	$—	$1,046,467	3,847,304 shares of common stock issued for compensation	Management fees
C	$46,176	$23,047	Cash paid for management fees	General and administrative expenses
D	$302,567	$376,589	Cash paid to Ember Pharm (Pty) Ltd	Due to related party
D	$991,570	$210,997	Cash paid for operating expenses on behalf of the Company	General and administrative expenses, Professional fees and management fees
D	$—	$406,660	Acquired Genetics	Inventory
D	$224,870	$534,868	Repayment due to related party D	Due to related party
D	$46,077	$16,730	Imputed interest	Interest expenses
E	$—	$234,413	861,812 shares of common stock issued for compensation to our directors	Management fees

NOTE 13 – STOCKHOLDER’S EQUITY

On September 10, 2025, the Company’s Board of Directors approved an increase in the number of shares of capital stock authorized to be issued by the Company from 550,000,000 to 1,100,000,000, consisting of 1,000,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of undesignated preferred stock, par value $0.001 per share.

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock with a par value of $0.001 per share. No preferred stock was issued or outstanding as of September 30, 2025, and December 31, 2024.

Common Stock

During the year ended December 31, 2024, par value of common stock was changed from $0.0001 per share to $0.001 per share.

The Company has authorized 1,000,000,000 shares of common stock with a par value of $0.001 per share.

During the nine months ended September 30, 2024, the Company issued 305,082,998 shares under the Company’s 2024 Equity Incentive Plan (“Incentive Plan”) as follows:

•	110,345,637 shares of common stock to the Company’s CFO, director and non-executive board members, valued at $30,014,014.

•	194,737,361 shares of common stock for services, valued at $52,968,562.

During the nine months ended September 30, 2024, the Company in connection with the Company’s agreement to acquire the share capital of Ember Pharms (Pty) Ltd. (Note 1), the Company issued 500,000 shares of common stock to the shareholders of WLR, valued at $136,000.

During the nine months ended September 30, 2025, the Company issued 12,500,000 shares under the Company’s 2024 Equity Incentive Plan (“Incentive Plan”) as follows:

•	7,500,000 shares of common stock for services, valued at $1,984,500.

•	5,000,000 shares of common stock for services, valued at $1,323,000.

During the nine months ended September 30, 2025, the Company issued the following shares of common stock:

•	375,000 shares of common stock were issued for settlement of commitment in connection with the land purchase agreement dated December 8, 2024, formerly used by Ember Pharms for the amount of $187,500.

•	750,000 shares of common stock were issued, valued at $194,869, to the former shareholders of Ember Pharms (Note 1) in connection with the Company’s agreement to acquire the share capital of Ember Pharms.

•	1,400,352 shares of common stock were issued in connection with subscriptions related to the Company’s private offering of common stock $361,369 in cash received during 2024.

•	2,348,000 shares of common stock was issued for services, valued at $621,281 recorded to additional paid-in capital.

•	20,000,000 shares of common stock was issued to a custodian in connection with certain convertible notes issued by the Company, held as treasury stock, valued at $20,000.

•	During the three months ended September 30, 2025, the Company received stock subscriptions of $68,603 in cash for 274,412 shares of common stock. As of September 30, 2025, the shares had not been issued and the Company recorded the net proceeding from stock subscription of $68,603 to additional paid-in capital.

As of September 30, 2025, and December 31, 2024, there were 418,694,150 and 381,320,798 shares of common stock issued and outstanding, respectively.

Treasury stock

The Company records treasury stock at cost. Treasury stock is presently comprised of 20,000,000 shares of common stock that was issued in connection with an offering of convertible notes, as partial collateral for repayment of such notes (Note 9). As of September 30,2025, the Company had 20,000,000 shares of treasury stock valued at $20,000.

2024 Equity incentive plan

On February 26, 2024, the Company’s Board of Directors adopted the Incentive Plan, the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of CINV to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards. The maximum number of shares of our common stock that are subject to awards granted under the Incentive Plan is 350,000,000 shares. The term of the Incentive Plan will expire on February 25, 2034. As of September 30, 2025, our Board of Directors, which serves as the administrator of the Incentive Plan, has granted awards under the Incentive Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 312,582,998 shares, all of which became fully-vested at the time of grant. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its shares of common stock in connection with the Incentive Plan was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933. As of September 30, 2025, 32,417,002 shares are available to be issued under the Incentive Plan.

Stock Purchase Options

On May 24, 2024, the Company entered into an agreement with a musician and entertainer to endorse and promote the Company’s business and the Company recorded marketing expense of $5,285,970. In consideration for services to be provided by the entertainer, the Company granted a 10-year stock purchase option to acquire 20,000,000 shares of common stock, at exercise price of $0.01 per share. The option was vested as of the grant date, and could be exercised in whole or in part, at any time. This agreement was terminated on August 19, 2025, and the options granted thereunder were accordingly canceled.

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

NOTE 15 – LEGAL PROCEEDINGS

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

Pursuant to the terms of the Deed of Settlement, the Company recognized accrued liability of $153,378 (ZAR 2,758,500). During the nine-month period ended September 30, 2025, the Company paid installment payments of $48,857 (ZAR 876,416).

NOTE 16 – INCOME TAXES

The Company has not made provision for income taxes for the nine months ended September 30, 2025, and the year ended December 31, 2024 since the Company has the benefit of net operating losses in these periods.

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize deferred income tax assets arising as a result of net operating losses carried forward, the Company has not recorded any deferred income tax assets as of September 30, 2025. The Company has incurred a net operating loss (NOL) of $1,907,799. The net operating loss carry forwards will begin to expire in varying amounts beginning with the year ended December 31, 2040, subject to its eligibility as determined by respective tax regulating authorities. NOLs generated in tax years prior to December 31, 2018, can be carryforward for twenty years, whereas NOLs generated after December 31, 2018, can be carryforward indefinitely. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code. U.S. Federal tax returns are closed by statute for years through 2015. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

Net deferred tax assets consist of the following components as of September 30, 2025, and December 31, 2024:

	September 30,	December 31
	2025	2024
Net loss for the year	$(1,907,799)	(988,450)
Effective tax rate	21%	21%
Tax Recovery	(400,638)	(207,575)
Less: valuation allowance	400,638	207,575
Net deferred asset	$-	$-

	September 30,	December 31
	2025	2024
Net Operating Loss carryforward	$649,661	$249,023
Less: Valuation allowance	(649,661)	(249,023)
Net deferred tax asset	$-	$-

Tax returns for the years ended 2018 to 2024, have not been filed by the Company, and are subject to review by the tax authorities. The Company has no liabilities related to uncertain tax positions or unrecognized benefits as of September 30, 2025. The Company has not accrued interest or penalties associated with unrecognized tax liabilities.

NOTE 16 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

During October 2025, the Company accepted subscriptions from four investors to acquire an aggregate of 566,898 shares of common stock in exchange for $141,724 in cash.

On October 31, 2025, the Company received a payment of approximately $78,000 in connection with the bulk sale of medicinal cannabis via the Company’s distribution partner in the United Kingdom.

On November 13, 2025, the Company entered into a Management Services Agreement with Cannabudgrow (Pty) Ltd., a licensed cultivator and exporter of medicinal cannabis in South Africa (“CBG”). Pursuant to the Management Services Agreement, the Company is obligated to provide CBG a variety of management, administrative, and strategic services to CBG in return for 95% of the net revenue of CBG, after deduction of revenues and costs associated with regulated activities.

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K, and any amendments thereto (“10-K”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Qu arterly Report, as well as in future oral and written statements by management of CINV, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward- looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to generate revenues, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report may include statements as to:

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

Business Operations

The Company functions as an operating company engaged in the medical cannabis industry with active business operations spanning cultivation, processing, import, and distribution. We maintain operational and financial control over our business activities through contractual arrangements with our operating partners in South Africa and the United Kingdom, including management services agreements and account control agreements that grant us authority over day-to-day operations, financial management, strategic planning, and revenue collection. We conduct substantive, active business operations, generate operating revenues, exercise operational control over our business activities, and maintain an active corporate governance structure.

Operational Control Framework. We have a Management Services Agreement with our South African cultivation and distribution partner Cannabudgrow (Pty) Ltd (“CBG”) (see Subsequent Events below). Through the Management Services Agreement, we exercise exclusive management authority over all non-regulated business functions, including financial management, strategic planning, marketing, supply chain oversight, and personnel administration. These agreements grant us the authority to establish and maintain accounting systems, bill and collect receivables, prepare financial statements, develop operating budgets, manage administrative and marketing personnel, coordinate logistics, and execute contracts on behalf of our operating partners. Additionally, through an account control agreement with CBG, we maintain authorized signatory status over one or more dedicated lockbox accounts, providing us with direct control over revenue collection, fund disbursement, and cash flow management. This contractual framework ensures that we direct day-to-day business operations and capture the economic benefits of cultivation, processing, and distribution activities.

Revenue-Generating Operations and Vertical Integration. Our business operates through a vertically integrated supply chain encompassing cultivation, processing, export, import, manufacturing, and distribution. In South Africa, we oversee cultivation operations at SAHPRA-licensed facilities operated by CBG, including genetic development, crop management, and quality control. Following harvest, cannabis undergoes processing, testing, and packaging before export to the United Kingdom. Upon importation in the United Kingdom, our UK partner Xeal Pharma, a licensed importer and manufacturer, converts the imported flower into Cannabis-Based Products for Medicinal use (CBPMs) under our strategic oversight. Distribution is managed through our partnership with The VOR Group, which handles wholesale and retail sales to UK and European pharmacies, clinics, and healthcare providers. We have successfully conducted research and development shipments from South Africa to the UK, which have been invoiced and recorded as commercial transactions, establishing proof of international trade execution and revenue generation. We market our products under the 4TP (“For The People”) brand across our distribution channels.

Corporate Governance and Management. We maintain an active corporate governance structure including a majority of independent directors, an executive management team (Chief Executive Officer, Chief Financial Officer, and operational leadership), and functional departments responsible for operations, finance, compliance, marketing, and business development. We fulfill our obligations as a public reporting company, including quarterly and annual financial reporting, investor communications, and SEC compliance activities. Our ongoing business activities include contract negotiation and execution, partnership development and management, regulatory compliance across multiple jurisdictions, research and development initiatives, brand development and marketing, and strategic planning for market expansion and operational scaling.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine months period ended September 30, 2025 and 2024, which are included herein.

Our operating results for the three and nine months ended September 30, 2025 and 2024 and the changes between those periods for the respective items are summarized as follows.

Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024:

	Three Months Ended
	September 30,
	2025	2024	Changes ($)
Revenues	$—	$—	$—
Operating expenses	912,600	509,601	402,999
Other (income) expenses	46,896	14,218	32,678
Net loss	$959,496	$523,819	$435,677

Although the Company generated no revenues for the three months ended September 30, 2025 and 2024, it has conducted active business operations which have subsequently resulted in revenue during the fourth quarter of 2025 and commercial relationships which are expected to generate significant future revenues. Accordingly, on October 31, 2025, the Company received a payment of approximately $78,000 in connection with the bulk sale of medicinal cannabis via the Company’s distribution partner in the United Kingdom. In addition, on November 13, 2025, the Company entered into a Management Services Agreement with Cannabudgrow (Pty) Ltd., a licensed cultivator and exporter of medicinal cannabis in South Africa (“CBG”). Pursuant to the Management Services Agreement, the Company is obligated to provide CBG a variety of management, administrative, and strategic services to CBG in return for 95% of the net revenue of CBG, after deduction of revenues and costs associated with regulated activities. See Subsequent Events below.

Operating expenses for the three months ended September 30, 2025 consist mainly of professional fees of $723,142 and general and administrative expenses of $136,185. Operating expenses for the three months ended September 30, 2024 consist primarily of professional fees of $170,308 and the impairment of inventory of $279,150.

During the three months ended September 30, 2025 and 2024, the Company recognized $46,896 and $14,218 in interest on convertible notes.

Our financial statements report a net loss of $959,496 for the three months ended September 30, 2025, compared to a net loss of $523,819 for the three months ended September 30, 2024.

 Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024:

	Nine Months Ended
	September 30,
	2025	2024	Changes ($)
Revenues	$—	$—	$—
Operating expenses	5,783,523	90,319,861	(84,536,338)
Other (income) expenses	53,057	17,322	35,735
Net loss	$5,836,580	$90,337,183	$(84,500,603)

        The Company generated no revenues for the nine months ended September 30, 2025 and 2024. Operating expenses for the nine months ended September 30, 2025 consist mainly of management fees of $1,323,000 and professional fees of $3,937,849 and general and administrative expenses of $394,834. Operating expenses for the nine months ended September 30, 2024 consist primarily of stock-based compensation, impairment loss on fixed assets-acquisition Ember Pharms (Pty) Ltd. Of 834,611, impairment inventory of $610,884, marketing expenses of $5,352,377 and general and administrative expenses of $150.981. During the nine months ended September 30, 2024, the Company issued 305,082,998 shares under the Company’s 2024 Equity Incentive Plan. 110,345,637 shares of common stock were issued to the Company’s CFO, director and non-executive board members, valued at $30,014,014. 194,737,361 shares of common stock were issued for professional fees, valued at $52,968,562.

During the nine months ended September 30, 2025 and 2024, the Company recognized $77,722 and $17,322 in interest on convertible notes. During the nine months ended September 30, 2025 the company recorded a gain on settlement of liabilities in the amount of $24,665.

Our financial statements report a net loss of $5,836,580 for the nine months ended September 30, 2025 compared to a net loss of $90,337,183 for the nine months ended September 30, 2024.

Liquidity and Capital Resources

The following tables provide selected financial data about our company as of September 30, 2025 and December 31, 2024, respectively.

Working Capital

	September 30,	December 31,
	2025	2024	Changes ($)
Cash	$317	$52,668	$(52,351)
Current Assets	$703,092	$68,285	$634,807
Current Liabilities	$3.655,544	$1,871,473	$1,784,071
Working Capital (Deficiency)	$(2,952,452)	$(1,803,188)	$(1,149,264)

As of September 30, 2025 and December 31, 2024, our total current assets were $703,092 and $68,285, respectively. Current assets as of September 30, 2025 consist mainly of advances to supplier of $667,924.

As of September 30, 2025, our current liabilities were $3,655,544 compared to $1,871,473 as of December 31, 2024. Working capital deficiency was $2,952,452 as of September 30, 2025 compared to working capital deficiency of $1,803,188 as of December 31, 2024. The increase in working capital deficiency was primarily the result of an increase in current liabilities. Current liabilities increased mainly due to an increase in amounts due to related parties of $1,134,199 for payments made for operating expenses.

Cash Flows

	Nine months ended
	September 30,
	2025	2024	Changes ($)
Cash Flows u sed in Operating Activities	$(1,769,157)	$(995,299)	$(773,858)
Cash Flows used in Investing Activities	(5,432)	(12,150)	6,718
Cash Flows provided by Financing Activities	1,804,837	1,033,538	771,299
Effect of exchange rate changes on cash	(14,648)	(25,790)	11,142
Net Change in Cash During Period	$15,600	$299	$15,301

During the nine months ended September 30, 2025 and 2024, cash flows used in operating activities were $1,769,157 and $995,299, respectively. For the nine months ended September 30, 2025, the largest items in net cash flows used in operating activities consisted of a net loss of $5,836,580, stock-based compensation of $3,928,781, change in advances to supplier of $667,925 and change in accounts payable and accrued liabilities of $615,420. For the nine months ended September 30, 2024, the largest items in net cash flows used in operating activities consisted of a net loss of $90,337,183, stock-based compensation of $88,268,546, impairment of inventory of $610,884 and change in accounts payable and accrued liabilities of $240,434.

During the nine months ended September 30, 2025 and 2024, cash flows used in investing activities were $5,432 and $12,150, respectively. For the nine months ended September 30, 2025 and 2024, all of the net cash flows used in investing activities consisted of the purchases of property and equipment.

During the nine months ended September 30, 2025 and 2024, cash flows provided by financing activities were $1,804,837 and $1,033,538, respectively. For the nine months ended September 30, 2025, net cash flows provided by financing activities consisted primarily of proceeds from related parties of $1,294,137, repayment of related party loans of $252,558 and proceeds from convertible notes of $626,677. For the nine months ended September 30, 2024, net cash flows provided by financing activities consisted of proceeds from related parties of $1,033,538, repayment of related party loans of $534,868 and proceeds from common stock to be issued of $534,868.

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

Off Balance Sheet Arrangements

None.

 Subsequent Events

Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent events:

During October 2025, the Company accepted subscriptions from four investors to acquire an aggregate of 566,898 shares of common stock in exchange for $141,724 in cash.

On October 31, 2025, the Company received a payment of approximately $78,000 in connection with the bulk sale of medicinal cannabis via the Company’s distribution partner in the United Kingdom.

On November 13, 2025, the Company entered into a Management Services Agreement with Cannabudgrow (Pty) Ltd., a licensed cultivator and exporter of medicinal cannabis in South Africa (“CBG”). Pursuant to the Management Services Agreement, the Company is obligated to provide CBG a variety of management, administrative, and strategic services to CBG in return for 95% of the net revenue of CBG, after deduction of revenues and costs associated with regulated activities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Based upon our evaluation of internal controls, our CEO and CFO determined that (i) we have a material weakness over our entity level control environment as of September 30, 2025 and (ii) our internal control over financial reporting was not effective as of September 30, 2025, inasmuch as are still rectifying our accounting infrastructure and procedures to enable timely filing of our quarterly and annual reports as required under the Securities Exchange Act of 1934.

Part II. Other Information

Item 1.	Legal Proceedings

On May 12, 2025 Vertical Up Manufacturing (Pty) Ltd (“Vertical Up”), the owner of certain real property that the Company has utilized for its cannabis cultivation business, filed a lawsuit, Case No. 2242/2025, against the Company and Ember Pharms (Pty) Ltd., its wholly-owned subsidiary, in the High Court of South Africa, Free State Division, Bloemfontein. The petition sought damages for unpaid rent and utilities, damage to the property, and restitution of insurance proceeds totaling an aggregate of ZAR 6,068,434, plus ZAR 130,000 per month until the premises were vacated by the defendants. The Company engaged Hill, McHardy & Herbst Inc. to defend its interests in the lawsuit. On June 23, 2025, the parties entered into a Deed of Settlement of the lawsuit which required that the Company vacate the premises and make a series of installment payments to Vertical Up totaling ZAR 2,758,500 in the aggregate, which payments may be offset from Vertical Up’s sale of cannabis inventory on the premises. Pursuant to the terms of the Deed of Settlement, the first installment payment of ZAR 500,000 was made on June 27, 2025. Subsequently, the Company paid ZAR 376,416 on August 1, 2025.

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

In connection with a private offering of the Company’s common stock, during the three months ended September 30, 2025, the Company accepted subscriptions for an aggregate of 274,412 shares of common stock to non-U.S. investors. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its shares of common stock in connection with private offering was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

During the three months ended June 30, 2025, in connection with the Company’s private offering of senior secured convertible notes to non-U.S. investors, the Company issued various notes in the aggregate principal amount of approximately $338,480. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of the notes was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

 Not Applicable.

Item 6.	Exhibits

3.	Articles of Incorporation or Bylaws
	(a)	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for Three and Six Months Ended June 30, 2024 filed on May 21, 2025)
	(b)	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Three and Six Months Ended June 30, 2024 filed on May 21, 2025)
10.	Material Contracts
	(a)	Share Purchase Agreement, dated May 8, 2023, between the Company and certain sellers, concerning the acquisition of Ember Pharms (Pty) Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Three and Six Months Ended June 30, 2024 filed on May 21, 2025)
	(b)	2024 Equity Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2024 filed on February 18, 2025)
31.	Rule 13a-14(a)/15d-14(a) Certifications
	1.	Certification by Chief Executive Officer*
	2.	Certification by Chief Financial Officer*
32.	Rule 1350 Certifications
	1.	Certification by Chief Executive Officer*
	2.	Certification by Chief Financial Officer*
101.INS		Formatted in Inline XBRL (Extensible Business Reporting Language) (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Dated: November 14, 2025

CRUCIAL INNOVATIONS CORP.

CRUCIAL INNOVATIONS CORP.

/s/ Jon-Paul Doran
Jon-Paul Doran
Chief Executive Officer

CRUCIAL INNOVATIONS CORP.

/s/ Darlington Ganda
Darlington Ganda
Chief Financial Officer

